Form 10-K
period 2015-12-31
FARMERS CAPITAL BANK CORP
filed 2016-03-11
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $201 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2016, there were 7,500,445 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 131.

FARMERS CAPITAL BANK CORPORATION

FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 21 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 37 of this report and other cautionary statements contained elsewhere in this report.

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

The Company also owns FCB Services, Inc., ("FCB Services"), a data processing subsidiary located in Frankfort, Kentucky; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; and Farmers Capital Bank Trust I (“Trust I”), Farmers Capital Bank Trust II (“Trust II”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities. In the case of Trust I and Trust II, the proceeds of the offerings were used to finance the cash portion of the acquisition in 2005 of Citizens Bancorp Inc. (“Citizens Bancorp”), the former parent company of Citizens Northern. For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program during 2007. EKT Properties, Inc. (“EKT”), established during 2008 to manage and liquidate certain real estate properties repossessed by the Company, was dissolved effective at year end 2014. In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued to Trust II.

The Company provides a broad range of financial services at its 34 locations in 21 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Other services provided by the Company include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. The Company has minor amounts of other financial instruments, including deposit accounts in other financial institutions and federal funds sold, neither of which represent a potential concentration of credit risk.

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment. As of December 31, 2015, the Company had $1.8 billion in consolidated total assets.

Organization Chart

Subsidiaries of Farmers Capital Bank Corporation at December 31, 2015 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them. Tier 4 subsidiaries are direct subsidiaries of the Tier 3 subsidiary listed immediately above them.

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

Farmers Bank conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, and one branch in Mercer County. It is the largest bank operating in both Franklin and Anderson Counties based on total bank deposits. The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education, and agriculture. The bank serves many individuals and corporations throughout Central Kentucky. On December 31, 2015, it had total consolidated assets of $686 million, including loans of $320 million. On the same date, total deposits were $554 million and shareholders' equity totaled $65.7 million.

Farmers Bank had five active direct subsidiaries at year-end 2015: Farmers Bank Realty Co. ("Farmers Realty"), Farmers Capital Insurance Corporation (“Farmers Insurance”), EG Properties, Inc. (“EG Properties”), Austin Park Apartments, LTD (“Austin Park”), and Frankfort Apartments II, LTD (“Frankfort Apartments”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.5 million on December 31, 2015.

Leasing One was incorporated in August 1993 to operate as a commercial equipment leasing company. Activity at Leasing One has declined significantly in recent years as a result of its board deciding in 2010 to reduce staff and curtail new lending. The extent of its activity has been to service existing loans and terming out residuals. This entity was dissolved effective year-end 2015.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for an otherwise unrelated title insurance company and offers title insurance coverage on property financed by the Company. At year-end 2015, it had total assets of $1.4 million. During 2014, Farmers Insurance liquidated its previously held 50% interest in Farmers Fidelity Insurance Agency, LLP (“Farmers Fidelity”). The Creech & Stafford Insurance Agency, Inc., an otherwise unrelated party to the Company, held the other 50% interest in Farmers Fidelity. Farmers Fidelity was a direct writer of property and casualty coverage, both individual and commercial.

In November 2002, Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank. EG Properties holds a 93.4% interest in WCO, LLC (“WCO”), which was formed during 2012 to hold certain real estate repossessed by Farmers Bank and United Bank. EG Properties had total assets of $17.0 million at year-end 2015.

FORE Realty, LLC was organized in December 2009 for the purpose of managing and liquidating certain properties repossessed by Farmers Bank. This entity was dissolved effective December 31, 2014.

Farmers Bank is a limited partner in Austin Park and Frankfort Apartments, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provided federal income tax credits to the Company over a 10 year period and have been fully exhausted; however, the Company maintained its investment in these partnerships over a 15 year compliance period in order to avoid possible recapture of the tax credits. The compliance period has since ended and Farmers Bank is in the process of liquidating its investments in these partnerships. In December 2009, Farmers Bank became a limited partner in St. Clair Properties, LLC (“St. Clair Properties”). The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company received federal and state tax credits. Farmers Bank liquidated its interest in St. Clair Properties during December 2014. Farmers Bank’s cumulative share of losses from Austin Park and Frankfort Apartments exceeds the amount invested, reducing its carrying value of the partnerships to zero.

United Bank

On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, two branches in Fayette County, and four branches in Jessamine County. Based on total bank deposits, United Bank is the largest bank operating in Scott County, the second largest bank in Woodford County, and ranks as the third largest bank in Jessamine County. On December 31, 2015, United Bank had total consolidated assets of $515 million, including loans of $301 million. On the same date, total deposits were $378 million and shareholders’ equity was $66.7 million.

United Bank has one direct subsidiary, EGT Properties, Inc. (“EGT Properties”). EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank. EGT Properties holds a 6.6% interest in WCO. EGT Properties held an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek held certain real estate repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT held a 67% interest in Flowing Creek and unrelated financial institutions held the remaining 33% interest. NUBT and Flowing Creek were dissolved during November 2015. EGT Properties had total assets of $17.3 million at year-end 2015.

First Citizens

On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County. First Citizens incorporated HBJ Properties, LLC (“HBJ Properties”) during 2012 to hold, manage, and liquidate certain properties repossessed by First Citizens. HBJ Properties had total assets of $4.6 million at year-end 2015.

First Citizens also provides bill payment services under the name of FirstNet. This service specializes in federal benefit and military allotment processing. First Citizens processes payments to unaffiliated third parties, including those that are initiated under the U.S. military’s allotment system. It processes payments by active duty and retired service members and civilians made to third party lenders that are paid through the military allotment system. The Company does not provide credit to individuals under the program. Over the last several years it has diversified its customer base to include nonmilitary payment processing, such as for unrelated insurance companies and other service providers.

The military discretionary allotment system in place prior to 2015 allowed service members to automatically direct a portion of their paycheck to financial institutions or people of their choosing to pay for various items or services. As announced by the U.S. Department of Defense (“DOD”) and disclosed by the Company during the fourth quarter of 2014, active duty service members are no longer be able to enter into new contracts to purchase, lease, or rent tangible consumer items such as vehicles, appliances, and electronics using the military allotment system for payment as of January 1, 2015. Contracts existing prior to January 1, 2015 were not affected. Payments for the purpose of savings, insurance premiums, mortgage and rent payments, support for dependents, or investments were also not affected. The new restrictions do not apply to military retirees or civilians.

As previously disclosed by the Company, military allotment processing volumes and related revenue began to decline in 2015 as a result of the new DOD policy. This decline has been partially offset by First Citizen’s efforts to expand its base of nonmilitary customers.

Based on total bank deposits, First Citizens is the third largest bank operating in Hardin County. On December 31, 2015, First Citizens had total consolidated assets of $314 million, including loans of $191 million. On the same date, total deposits were $266 million and shareholders’ equity was $28.7 million.

Citizens Northern

On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky. Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Parent Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County and one branch in Kenton County. Based on total bank deposits, Citizens Northern ranks as the third largest bank operating in Campbell County. At year-end 2015, Citizens Northern had total consolidated assets of $245 million, including loans of $146 million. On the same date, total deposits were $198 million and shareholders’ equity was $26.1 million.

In March 2008, Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. ENKY also held a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek held real estate repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT held a 67% interest in Flowing Creek and unrelated financial institutions held the remaining 33% interest. NUBT and Flowing Creek were dissolved during November 2015. ENKY had total assets of $5.0 million at year-end 2015.

Nonbank Subsidiaries

FCB Services was organized in 1992 and provides data processing services and support for the Company and its subsidiaries. It is located in Frankfort, Kentucky. It also provides data processing services for nonaffiliated entities. FCB Services had total assets of $3.7 million at December 31, 2015.

FFKT Insurance was incorporated during 2005. It is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. FFKT Insurance had total assets of $3.4 million at December 31, 2015.

Trust I, Trust II, and Trust III are each separate Delaware statutory business trusts sponsored by the Company. The Company completed two private offerings of trust preferred securities during 2005 through Trust I and Trust II totaling $25.0 million. During 2007, the Company completed a private offering of trust preferred securities through Trust III totaling $22.5 million. The Company owns all of the common securities of each of the Trusts. The Company does not consolidate the Trusts into its financial statements consistent with applicable accounting standards. In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued to Trust II.

EKT was created in September 2008 to manage and liquidate certain real estate properties repossessed by the Company’s subsidiary banks. EKT was dissolved effective December 31, 2014.

Lending Summary

A significant part of the Company’s operating activities include originating loans, approximately 89% of which are secured by real estate at December 31, 2015. Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published by the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases of up to 600 basis points and rate decreases of up to 100 basis points over the life of the loan. In recent years, it has been increasingly common for the Company to set a floor equal to the initial rate without further downward adjustments. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

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

Loan Policy

The Company has a company-wide lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions, law and regulatory changes, and product offerings in its markets. The policy has established minimum standards that each of its bank subsidiaries must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole. For example, the loan to value limits and amortization terms contained within the policy were reduced during 2009 due to the declining economy and related real estate market decline. While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus to reduce credit risk. The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by the Parent Company’s Chief Credit Officer and its regulatory authorities. Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

The Company’s subsidiary banks may amend their lending policy so long as the amendment is no less stringent than the company-wide lending policy. These amendments are done within the control structure and oversight of the parent company. The Company’s control structure includes a Chief Credit Officer at the Parent Company and subsidiary bank levels. The Parent Company’s Chief Credit Officer oversees all lending at affiliate institutions where the size and risk of individual credits are deemed significant to the Company. This position also monitors trends in asset quality, portfolio composition, concentrations of credit, reports of examinations, internal audit reports, work-out strategies for large credits, and other responsibilities as matters evolve.

The Parent Company’s Chief Credit Officer analyzes all loans in excess of $2.5 million prior to it being presented to the board of directors of the originating affiliate bank. All new loans, regardless of the amount, to an existing credit relationship in excess of $2.5 million are also analyzed by the Chief Credit Officer prior to being presented to the board of directors of the affiliate for consideration. The Chief Credit Officer reviews all loans to insiders for adherence to underwriting standards and regulatory compliance as well as credits identified as substandard.

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

Generally, for loans in excess of $2.5 million, the subsidiaries bank’s full board of directors will be presented with the loan request. This only occurs when the potential credit has first been recommended by the loan officer and chief credit officer of the subsidiary bank, and then by the directors’ loan committee and the Chief Credit Officer. When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction. A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed. Approval authorities are under regular review for adjustment by affiliate management and the Parent Company. Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by either the board of directors of the subsidiary bank, committee, or other authorized person as determined by the size of the transaction. Procedures are in place which requires ongoing monitoring subsequent to loan approval. For example, updated financial statements are required periodically for certain types of credits and risk ratings are re-evaluated at least annually for credit relationships in excess of $500 thousand, which includes analyzing updated cash flows and loan to value ratios. Certain types of credit relationships of $1.0 million or above receive annual site visits.

Underwriting

Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate

Residential real estate mortgage lending made up 37% of the loan portfolio at year-end 2015. Underwriting criteria and procedures for residential real estate mortgage loans include:

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

Commercial Real Estate

Commercial real estate lending made up 40% of the loan portfolio at year-end 2015. Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, hotels, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

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

Real Estate Construction

The Company’s real estate construction lending has declined over the last several years due to related economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending continues with close monitoring of the borrower and the local economy. At year-end 2015, real estate construction lending comprised approximately 12% of the total loan portfolio.

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

Commercial, Financial, and Agriculture

Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. At year-end 2015, these loans made up approximately 9% of the total loan portfolio. Underwriting criteria and procedures for such loans are detailed below.

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

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2015, loans to financial institutions were zero.

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

Installment Loans

Installment lending is a small component of the Company’s portfolio mix, reflecting approximately 1% of outstanding loans at year-end 2015. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to five years.

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

Lease Financing

The Company has no lease receivables as of December 31, 2015. The Company’s leasing subsidiary, Leasing One, was dissolved effective year-end 2015.

Hybrid Loans

The Company and its subsidiary banks have a policy of not underwriting, originating, selling or holding hybrid loans. The Company does not currently hold hybrid loans. Hybrid loans include payment option adjustable rate mortgages, negative amortization loans, and stated income/stated asset loans.

Appraisals

The values of real estate in the Company’s markets have stabilized over the last two years after falling significantly during the economic downturn, which accelerated in 2008. The level of net loan charge-offs have continued to decline in the last several years compared to the spikes which occurred between 2009 and 2011. These spikes were driven mainly by slower sales and excess inventory related to loans secured by real estate. The slower sales and excess inventory decreased the cash flow and financial prospects of many borrowers, particularly those in the real estate development and related industries, and reduced the estimated fair value of the collateral securing these loans.

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

Loan to value ratios are typically well under 100% at inception, which gives the Company a cushion if collateral values fall. However, when updated appraisals reveal collateral exposure (i.e. the value of the collateral for a nonperforming loan is less than originally estimated and no longer supports the outstanding loan amount), negotiations ensue with the borrower aimed at providing additional collateral support for the credit. This may be in many forms as determined by the financial holdings of the borrower. If not available, third party support for the credit is pursued (e.g., guarantors or equity investors). If negotiations fail to provide additional adequate collateral support, reserves are allocated to the loan or the loan is written down to the fair value of the collateral less the estimated costs to sell.

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

Capital

The FRB, the FDIC, and the KDFI require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. Current risk-based capital standards are based on the Basel Committee on Banking Supervision final rules issued in December 2010 related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee). U.S. federal banking agencies adopted final rules during 2013 to bring U.S. banking organizations into compliance with Basel III. Under the current rules, which were effective January 1, 2015, the Company is subject to additional capital requirements that include: (i) creation of a new required ratio for common equity Tier 1 (“CET1”) capital, (ii) an increase to the minimum Tier 1 Risk-based Capital ratio, (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios, (iv) creation of an additional capital conservation buffer in excess of the required minimum capital ratios, and (v) changes to what qualifies as capital for purposes of meeting these capital requirements.

Under Basel III, the Company is required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets. CET1 consists of common stock, related surplus, and retained earnings less certain deductions that primarily include goodwill, other intangible assets, and deferred tax assets. The deductions to CET1 are being phased-in over a four-year period beginning at 40% on January 1, 2015 and an additional 20% per year thereafter.

The Company is required to maintain a minimum Tier 1 Risk-based Capital ratio of 6%, a Total Risk-based Capital ratio of 8%, and a Tier 1 Leverage ratio of 4%. Tier 1 Capital consists of common equity and related surplus, retained earnings, and a limited amount of qualifying preferred stock, less goodwill (net of certain deferred tax liabilities) and certain core deposit intangibles. Tier 2 Capital consists of non-qualifying preferred stock, certain types of debt and a limited amount of other items. Total Capital is the sum of Tier 1 and Tier 2 Capital. Under the capital rules effective January 1, 2015, the effects of certain accumulated other comprehensive income items (primarily unrealized gains and losses on available for sale investment securities) are not excluded from capital; however, non-advanced approaches banking organizations, including the Company, could make a one-time permanent election to continue excluding these items comparable to their previous treatment. The Company made this election in order to avoid potentially significant fluctuations in its capital levels which can occur from the impact of changing market interest rates on the fair value of the Company’s investment securities portfolio.

Capital rules prohibit including certain hybrid and preferred securities in Tier 1 capital. Non-qualifying capital instruments under the final rule include trust preferred securities and cumulative perpetual preferred stock. The rules grandfather these non-qualifying capital instruments that were issued before May 19, 2010 (subject to 25% of Tier 1 capital) for bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009, including the Company. As of January 1, 2015, the Company’s non-qualifying capital instruments are subject to a limit of 25% of Tier 1 capital elements, excluding the non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Non-qualifying capital instruments excluded from Tier 1 capital under the 25% limitation may be included as a component of Tier 2 capital.

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a risk weighting of zero. Others, such as commercial and consumer loans, are generally risk weighted at 100%. Changes to risk-weighted assets that went into effect January 1, 2015 include: i) 150% risk weighting for non-residential mortgage loans past due more than 90 days or classified as nonaccrual; ii) 150% risk weighting (from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans; iii) a 20% (from 0%) credit conversion factor for the unused portion of commitments with an original maturity of one year or less (except those unconditionally cancellable by the Company); and, iv) a 250% (from 100%) risk weighting for mortgage servicing and deferred tax assets that are not deducted from CET1. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various items are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, average quarterly assets (as defined) are used and are not risk-weighted.

In order to avoid restrictions on distributions, including dividend payments and discretionary bonus payments to its executives, the Company is required to maintain a capital conservation buffer of an additional 2.5% of risk-weighted assets once fully phased in. The capital conservation buffer is designed to create incentives for banking organizations to conserve capital during periods of economic stress. The addition of the capital conservation buffer effectively results in minimum ratios of 7%, 8.5%, and 10.5% for CET1, Tier 1 capital, and total capital, respectively, in order to avoid the restrictions on distributions and discretionary bonus payments to executives. The capital conservation buffer is being phased in over a four year period beginning in 2016 by increments of 0.625% annually until reaching 2.5%. At year-end 2015, the Company meets the minimum capital ratios and a fully phased-in capital conservation buffer.

If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The Company is well-capitalized under the new rules, which require a CET1 ratio of 6.5%, a Tier 1 Risk-based Capital ratio of 8%, a Total Capital ratio of 10%, and a Tier 1 Leverage ratio of 5%.

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

Community Reinvestment Act. The Company’s subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), as amended, and the federal banking agencies’ related regulations, stating that all banks have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the communities they serve. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to evaluate the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Failure of an institution to receive at least a “satisfactory” rating on a CRA examination could prevent a bank or its parent company from engaging in certain activities such as establishing de novo branches and branch relocations or acquiring other financial institutions.

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

In connection with TARP, the Capital Purchase Program (“CPP”) was launched on October 14, 2008. Under the CPP, the Treasury announced a plan to use up to $250 billion of TARP funds to purchase equity stakes in certain eligible financial institutions, including the Company. The Company received $30.0 million of equity capital under the CPP in January 2009. In the transaction, the Company issued 30,000 shares of fixed-rate cumulative perpetual preferred stock to the Treasury. The terms of the preferred shares required the Company to pay a 5% cumulative dividend during the first five years the shares were outstanding, resetting to 9% thereafter, and includes certain restrictions on dividend payments of lower ranking equity. The Company repurchased 20,000 of its outstanding preferred shares during 2014 for $20.0 million and repurchased the remaining 10,000 shared during 2015 for $10.0 million. No additional debt or equity was issued in connection with any of the shares redeemed.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits certain ownership interests in and relationships with private equity and hedge funds (commonly referred to as the “Volcker Rule”). On December 10, 2013, U.S. financial regulators, including the Federal Reserve, adopted final rules to implement the Volcker Rule. The final rules were effective April 1, 2014, but the conformance period to bring activities and investments into compliance was extended to July 21, 2015. The Company currently does not have any impermissible holdings under the rule.

Recent Regulatory Events

Below is a summary of the regulatory agreements that two of Company’s subsidiary banks were subject to during 2015.

United Bank.  During January 2014, United Bank entered into a Memorandum of Understanding (“Memorandum”) with the FDIC and Kentucky Department of Financial Institutions (“KDFI”), which replaced regulatory agreements dating back to November 2009 primarily relating to the bank’s level of nonperforming assets. This Memorandum was terminated in March 2015. In connection with the termination of the Memorandum, the Board of Directors of United Bank agreed to adopt a resolution which included many of the same provisions as the Memorandum, including the requirement to seek approval from the FDIC and KDFI prior to the payment of dividends to the Parent Company. United Bank has both complied with and satisfied the terms of the resolution. As of January 2016, all regulatory agreements and board resolutions between the FDIC, KDFI, and United Bank have been terminated.

Citizens Northern.  The FDIC and KDFI entered into a Memorandum with Citizens Northern in September 2010. This Memorandum was terminated and replaced in July 2013. The updated Memorandum included provisions that required the bank to maintain a Tier 1 leverage ratio at or above 9.0% and to obtain regulatory approval before declaring or paying a dividend to the Parent Company. The Memorandum was terminated in August 2015 following a joint examination by the FDIC and KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

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

Employees

As of December 31, 2015, the Company had 501 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, vision, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. The Company maintains two postretirement health insurance benefit plans. Employees hired on or after January 1, 2016 are not eligible for the benefits related to those plans. Employees are not represented by a union. Management and employee relations are considered good.

The Company previously maintained a Stock Option Plan (“Plan”), which granted certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan included the conditions and terms that the grantee must meet in order to exercise the options. All unexercised options granted under the Plan expired during 2014 and the Company no longer grants options under the Plan. There were no options exercised or granted in any year in the three-year periods ending December 31, 2015, nor were there any modifications or cash paid to settle stock option awards during those periods.

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

Available Information

The Company makes available free of charge through its website (www.farmerscapital.com) its Code of Ethics and other filings with the Securities and Exchange Commission (“SEC”), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing such material with the SEC. Any amendments to the Code of Ethics and any waiver applicable to the Company’s chief executive officer and chief financial officer are also posted on the website.

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

The Company in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material negative effect on its business, operating flexibility, financial condition and the value of its common stock.

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

Nonperforming assets are made up of nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans include nonaccrual loans, performing restructured loans, and loans 90 days or more past due and still accruing interest. Nonperforming assets adversely affect the Company’s net income in several ways. The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income. When the Company repossesses collateral in foreclosures and similar proceedings, it is required to record the property at its fair value less estimated selling costs, which typically decreases net income. The Company’s level of nonperforming assets have improved considerably in the last few years, but remain elevated at 3.0% of total assets at year-end 2015. However, 44% of nonperforming assets consist of performing restructured loans.

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

Volatility and deterioration in the broader economy increases the Company’s risk of credit losses, which could have a material adverse effect on its operating results. If a significant number of loans in the Company’s portfolio are not repaid, it would have an adverse effect on its earnings and overall financial condition. The Company’s bank subsidiaries each maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects management’s best estimate of probable incurred credit losses in their loan portfolio at the balance sheet date. This evaluation is primarily based upon a review of the bank’s historical loan loss experience, known risks contained in the bank’s loan portfolio, composition and growth of the bank’s loan portfolio, and other economic and qualitative factors. Additionally, a bank’s regulators may require additional provision for the loan portfolio in connection with their examinations, agreements, or orders. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, the Company’s allowance for loan losses may be inadequate to cover actual losses in its loan portfolio. Consequently, the Company risks having additional future provision for loan losses that may materially affect its earnings.

If the Company’s local markets experience a prolonged recession or economic downturn, it may be required to make further increases in its allowance for loan losses and to charge off additional loans, which would adversely affect its results of operations and capital.

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky. A continuing or prolonged decline in the Central and Northern Kentucky economies could negatively impact demand for the Company’s products and services, the ability of customers to repay their loans, collateral values securing loans, and the stability of funding sources. This could result in a material adverse effect on the Company’s financial condition, results of operations and prospects. Further, approximately 90% of the Company’s investments in municipal bonds are issued by political subdivisions or agencies located in Kentucky.

The Company’s level of nonperforming loans continue to improve, but remain elevated at 3.4% of total loans at year-end 2015. Nonaccrual loans as a percent of total loans was 0.9% at year-end 2015, an improvement from 1.2% a year earlier. Performing restructured loans comprise 74% of nonperforming loans as of December 31, 2015. Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers; however, the overall weak economy and slow growth of recent years has become a significant contributing factor to the elevated levels of nonperforming loans. Sluggish sales and excess inventory in the residential housing market has been the primary cause of elevated delinquencies and foreclosures in recent years. If trends in the housing and real estate markets worsen, the Company could experience an increase in delinquencies and credit losses. As a result, the Company may be required to increase its provision for loan losses and charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially. If additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to its bank subsidiaries to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development lending has historically been considered to be higher credit risk than that of other types of lending, such as for single-family residential properties. At year-end 2015, $7.3 million or 6% of the outstanding balance of real estate development loans was classified as impaired. Real estate development loans typically involve larger loan balances to a single borrower or related borrowers. These loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of the underlying property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or timely sell the underlying property. In the current economic environment, the ability of borrowers to refinance or sell newly developed property or vacant land remains challenging. If the real estate markets were to worsen or not improve, the Company likely will experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

Changes in consumer use of banks and changes in consumer spending and saving habits could adversely affect our financial results.

Technology and other changes now allow many consumers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This “disintermediation” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and saving habits could adversely affect the Company’s operations, and it may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

Maintaining or increasing the Company’s market share may depend on lowering prices and market acceptance of new products and services.

The Company’s success depends, in part, on its ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce net interest margin and revenues from fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require the Company to make substantial expenditures to modify or adapt existing products and services. Also, these and other capital investments may not produce expected growth in earnings anticipated at the time of the expenditure. The Company might not be successful in introducing new products and services, achieving market acceptance of its products and services, or developing and maintaining loyal customers.

The Company’s investment securities portfolio is comparatively larger than other community banks and it is more dependent on its investment portfolio to generate net income.

The Company relies more heavily on its investment securities portfolio as a source of interest income than many other community banks because its loan portfolio makes up a smaller proportion of its earning assets. If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income. Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2015, average investment securities made up 35.0% of the Company’s average total assets. Interest income on investment securities accounted for 21.5% of total interest income for 2015.

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

The Company is exposed to risk of environmental liability when it takes title to properties.

In the course of its business, the Company may foreclose on and take title to real estate. As a result, it could be subject to environmental liabilities with respect to these properties. The Company may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Additionally, if the Company is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination stemming from the property. If the Company becomes subject to significant environmental liabilities, it could have a material adverse effect on its business, results of operations, and financial condition.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular continue to face challenges stemming from the economic recession of 2007 to 2009. The Company cannot accurately predict the severity or duration of an economic slowdown, which can adversely impacted its performance and the markets it serves. Any deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations, and prospects and could also cause the market price of the Company’s stock to decline. While it is impossible to predict how long these conditions may exist, the economic slowdown could continue to present risks for some time for our industry and the Company.

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

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market. As of December 31, 2015, the 50-day average trading volume of the Company’s common stock on NASDAQ was 11,789 shares or .16% of the total common shares outstanding of 7,499,748. An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease. Moreover, due to its lower trading volume, it may take longer to liquidate your position in the Company’s common stock without detrimentally affecting the price.

The Company’s common stock constitutes equity and is subordinate to its existing and future indebtedness, and is effectively subordinated to all the indebtedness and other non-common equity claims against its subsidiaries.

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

Because the nature of the financial services business involves a high volume of transactions, the Company faces significant operational risks.

Operational risk is the risk of loss resulting from operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

A failure in or breach, including cyber attacks, of the Company’s operational or security systems, or those of its third party vendors and other service providers, could disrupt its businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs and cause losses.

As a financial institution, the Company is susceptible to fraudulent activity that may be committed against it or its customers and that may result in financial losses to the Company or its customers, privacy breaches against its customers, or damage to the Company’s reputation.  Such fraudulent activity may be in various forms, including check fraud, electronic fraud, wire fraud, phishing, and other dishonest acts.  In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts.  Consistent with industry trends, the Company has also experienced an increase in attempted electronic fraudulent activity.

In addition, the Company’s operations rely on the secure processing, storage and transmission of confidential and other information on its computer systems and networks.  Although the Company takes protective measures to maintain the confidentiality, integrity and availability of its and its customers’ information, and modifies these protective measures as circumstances warrant, the nature of the threats continues to evolve.  As a result, the Company’s computer systems, software and networks and those of its customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by the Company and its customers.  Despite the defensive measures the Company takes to manage its internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within the Company.  Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and remedied.

The Company also faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries.  Such parties could also be the source of an attack on, or breach of, the Company’s operational systems, data or infrastructure. In addition, as interconnectivity with its customers grows, the Company increasingly faces the risk of operational failure with respect to its customers’ electronic systems.

Although to date the Company has not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that it will not suffer such losses in the future.  The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the outsourcing of some of the Company’s business operations, and the continued uncertain global economic environment.  As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

The Company maintains an insurance policy which it believes provides sufficient coverage at a manageable expense for an institution of its size and scope with similar technological systems.  However, the Company cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should it experience any one or more of its or a third party’s systems failing or experiencing an attack.

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

Significant legal actions could subject the Company to substantial uninsured liabilities.

From time to time the Company is subject to claims related to its operations. These claims and legal actions, including supervisory actions regulators, could involve large monetary claims and significant costs to defend. To protect the Company from the cost of these claims, it maintains insurance coverage in amounts and with deductibles that are believed to be appropriate for its operations. However, the insurance coverage may not cover all claims against the Company or continue to be available at a reasonable cost. As a result, the Company may be exposed to substantial uninsured liabilities, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2015.

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

Item 3. Legal Proceedings

As of December 31, 2015, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

During 2015, the Company issued a total of 4,030 shares of common stock to its non-employee directors under this plan as compensation for $104 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2015. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

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

The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 29 banking companies in the Southeastern United States. The Company is included among those in the peer group index.

	2010	2011	2012	2013	2014	2015

Farmers Capital Bank Corporation	$100.00	$92.01	$251.02	$445.70	$477.25	$555.53
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Southeastern Banks Under $1 Billion Market-Capitalization	100.00	104.57	119.49	169.86	193.11	231.66

Corporate Address

The headquarters of Farmers Capital Bank Corporation is located at:

202 West Main Street

Frankfort, Kentucky 40601

Direct correspondence to:

Farmers Capital Bank Corporation

P.O. Box 309

Frankfort, Kentucky 40602-0309

Phone: (502) 227-1668

www.farmerscapital.com

Annual Meeting

The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 10, 2016 at 11:00 a.m. at the main office of Farmers Bank & Capital Trust Company, Frankfort, Kentucky.

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
(859) 269-6900
(502) 589-4000

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC

Shareholder Relations

59 Maiden Lane - Plaza Level

New York, NY 10038

Phone: (800) 937-5449

Fax: (718) 236-2641

Email: Info@amstock.com

Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on pages 68 to 69 under Part II, Item 7 and Note 18 “Regulatory Matters” in the notes to the Company's 2015 audited consolidated financial statements on pages 112 to 115 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2015	2014	2013	2012	2011
Results of Operations
Interest income	$61,236	$64,352	$66,733	$71,222	$78,349
Interest expense	8,641	10,153	11,995	18,258	24,670
Net interest income	52,595	54,199	54,738	52,964	53,679
Provision for loan losses	(3,429)	(4,364)	(2,600)	2,772	13,487
Noninterest income	22,211	23,273	22,116	24,654	24,391
Noninterest expense	57,950	59,278	61,573	59,787	62,492
Net income	14,992	16,459	13,446	12,149	2,738
Dividends and accretion on preferred shares	395	1,927	1,951	1,922	1,896
Net income available to common shareholders	14,597	14,532	11,495	10,227	842
Per Common Share Data
Basic and diluted net income	$1.95	$1.94	$1.54	$1.37	$.11
Cash dividends declared	-	-	-	-	-
Book value	23.43	21.75	18.73	18.54	17.18
Tangible book value[1]	23.43	21.69	18.61	18.35	16.86
Selected Ratios
Percentage of net income to:
Average shareholders’ equity (ROE)	8.61%	9.30%	7.97%	7.38%	1.77%
Average total assets (ROA)	.84	.92	.74	.65	.14
Percentage of common dividends declared to net income	-	-	-	-	-
Percentage of average shareholders’ equity to average total assets	9.77	9.84	9.34	8.85	8.05
Total shareholders’ equity	$175,698	$172,929	$170,055	$168,021	$157,057
Total assets	1,775,950	1,782,606	1,809,555	1,807,232	1,883,590
Long term borrowings	169,250	168,694	176,850	178,267	239,664
Senior perpetual preferred stock	-	10,000	29,988	29,537	29,115
Weighted average common shares outstanding - basic and diluted	7,494	7,483	7,474	7,457	7,424

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY. All significant intercompany transactions and balances are eliminated in consolidation.

At year-end 2015, Farmers Bank had two primary subsidiaries, which include EG Properties, Inc., and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Farmers Insurance is an insurance agency in Frankfort, KY. Leasing One Corporation, a company formed to lease commercial property, was dissolved effective at year-end 2015. United Bank has one direct subsidiary, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens has one subsidiary, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern has one direct subsidiary, ENKY Properties, Inc., which is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company had two active nonbank subsidiaries in 2015, FCB Services, Inc. (“FCB Services”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT Properties, Inc., which was dissolved effective December 31, 2014, was formed to manage and liquidate certain real estate properties repossessed by the Company. At year-end 2015, the Company had three subsidiaries organized as Delaware statutory trusts that were not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. In January 2016, the Company terminated one of the three trusts as a result of the early extinguishment of debt issued to the trust. For additional information, refer to Note 24 of the Company’s 2015 audited consolidated financial statements.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2015 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 1 and 4 of the Company’s 2015 audited consolidated financial statements.

Fair Value Measurements

The carrying value of certain financial assets and liabilities of the Company is impacted by the application of fair value measurements, either directly or indirectly. Fair value is the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as investment securities classified as available for sale and money market mutual funds. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established.

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

Additional information regarding fair value measurements can be found in Notes 1 and 19 of the Company’s 2015 audited consolidated financial statements. The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

Available For Sale Investment Securities and Money Market Mutual Funds

Investment securities classified as available for sale and money market mutual funds are measured and reported at fair value on a recurring basis. These instruments are valued primarily by independent third party pricing services under the market valuation approach that include, but are not limited to, the following inputs:

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

At December 31, 2015, all of the Company’s available for sale investment securities and money market mutual funds were measured using observable market data.

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and initially carried at fair value less estimated costs to sell. Fair value is generally based on third party appraisals of the property that includes comparable sales data. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. OREO is subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. At December 31, 2015, OREO was $21.8 million compared to $32.0 million at year-end 2014.

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

Appraisals used in connection with valuing collateral-dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant. Impaired loans were $37.2 million and $44.0 million at year-end 2015 and 2014, respectively.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 34 banking locations in 21 communities throughout Central and Northern Kentucky. The Company has four separately chartered commercial banks that operate under a community banking philosophy. This philosophy focuses primarily on understanding the banking needs of those in our local and surrounding communities and providing them with competitively priced products and a high level of personalized service. The most significant products and services the Company offers include consumer and business lending, checking, savings, and other deposit accounts, automated teller machines, electronic bill payments, and providing trust services and other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company. Managing credit risk also has a significant influence on the operating results of the Company. While the overall economy has largely improved since the recessionary period between 2007 and 2009 (“Recession”), the Company continues to face an elevated level of nonperforming assets that built up following the Recession. The Company has focused a significant amount of effort to reduce its nonperforming assets over the last several years which has led to a substantial decline of nearly 60% when compared with its peak of $135 million during 2010. Nonperforming assets are at the lowest level since the first quarter of 2009.

As a result of increased business development efforts, the loan portfolio of the Company grew during 2015, the first year-over-year increase since 2008. Although end of period loan balances increased in the comparison, the Company continues its commitment to strong credit underwriting standards, which has at times hindered the opportunity to increase loans. Soft loan demand in the early to middle part of 2015 resulted in a decrease in the average loan balance of $35.2 million or 3.6% compared to a year earlier. Strengthened credit underwriting standards put in place since the Recession have resulted in steady improvement in the overall credit quality of the loan portfolio and a decrease to the allowance for loan losses.

The economic and business environment outlook for 2016 overall is positive, although individual indicators are mixed. In 2016, the Company intends to build on its recent loan growth and continue to reduce nonperforming assets. To further increase profitability, the Company will focus on increasing productivity and lowering operating costs. Since redeeming the final portion of its preferred stock during 2015, the Company is now considering additional alternatives as to the best use of its capital going forward to build shareholder value. In January 2016, the Company announced a dividend of $0.07 per common share and the early extinguishment of $15 million of debt. These two events reflect the initiatives of prudent use of capital and increasing shareholder value. The early extinguishment of debt resulted in a $4.1 million or $.36 per common share gain.

RESULTS OF OPERATIONS

The Company reported net income of $15.0 million for 2015 a decrease of $1.5 million or 8.9% compared to $16.5 million for 2014. On a per common share basis, net income was $1.95 and $1.94 for 2015 and 2014, respectively. Per common share net income was positively impacted by the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends by $1.5 million in the comparison. The preferred share redemptions took place in three separate transactions of 10,000 shares each beginning in the second quarter of 2014 and concluding in June 2015. Selected income statement amounts and related information is presented in the table below.

(In thousands, except per share data) Years Ended December 31,	2015	2014	Increase (Decrease)
Interest income	$61,236	$64,352	$(3,116)
Interest expense	8,641	10,153	(1,512)
Net interest income	52,595	54,199	(1,604)
Provision for loan losses	(3,429)	(4,364)	935
Net interest income after provision for loan losses	56,024	58,563	(2,539)
Noninterest income	22,211	23,273	(1,062)
Noninterest expenses	57,950	59,278	(1,328)
Income before income taxes	20,285	22,558	(2,273)
Income tax expense	5,293	6,099	(806)
Net income	$14,992	$16,459	$(1,467)
Less preferred stock dividends and discount accretion	395	1,927	(1,532)
Net income available to common shareholders	$14,597	$14,532	$65

Basic and diluted net income per common share	$1.95	$1.94	$.01

Weighted average common shares outstanding – basic and diluted	7,494	7,483	11
Return on average assets	.84%	.92%	(8) bp
Return on average equity	8.61%	9.30%	(69) bp

bp – basis points.

The more significant components related to the Company’s results of operations are included below.

Interest Income

Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2015 was $61.2 million, a decrease of $3.1 million or 4.8% compared to $64.4 million for 2014. The decrease in interest income was driven by lower interest from loans of $2.0 million or 4.0%, which was negatively impacted primarily by a decline in the average balance and, to a lesser degree, a lower average rate earned. Interest income on investment securities decreased $1.2 million or 8.1%, driven by a lower average rate earned.

The decrease in the average balance of loans has been accelerated by early payoffs primarily in the earlier part of 2015. The early payoffs relate to several larger balance credits that were refinanced by competitors with terms below the Company’s underwriting standards. In recent years, the Company has focused on strengthening its credit underwriting standards, which has improved the overall credit quality of the loan portfolio. When high quality loan demand is low, available funds are redirected to lower yielding investment securities or cash equivalents or used to manage liquidity. The average interest rates on loans decreased three basis points during 2015, which is reflective of the sluggish economy, competitive factors, and the Company’s ongoing strategy to be more selective in pricing both its loans and deposits.

The overall interest rate environment at year-end 2015, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. The yield curve flattened in the year-over-year comparison, particularly when comparing the two and ten-year maturity periods. The yields on shorter-term maturity periods, particularly six-month and two-year, increased more significantly than the yields related to longer periods such as the ten and thirty-year maturities. The six-month and two-year maturities increased 37 and 36 basis points, respectively, while yields on the ten and thirty-year maturities increased 8 and 26 basis points, respectively. At year-end 2015, the short-term federal funds interest rate target range was between 0.25% and 0.50%, which was increased during December 2015 from a target of zero to 0.25%. The Federal Reserve Board (“Federal Reserve”) has indicated that it will continue to assess progress toward its objective of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At December 31, 2015, the national and Kentucky unemployment rates were 5.0% and 5.3%, respectively. At year-end 2015, the national inflation rate was 0.7% based on the Consumer Price Index published by the Bureau of Labor Statistics.

Interest Expense

Interest expense results from incurring interest on interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $8.6 million for 2015, a decrease of $1.5 million or 14.9% compared to $10.2 million for 2014. The decrease in interest expense is attributed primarily to lower interest on deposits of $1.3 million or 30.4%. Both rate declines and lower volume contributed to the decrease, with a significant amount of the decrease related to time deposits. The Company has continued to aggressively reprice higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal. Interest expense on long-term borrowings decreased $216 thousand or 3.7%, primarily due to a lower average balance of Federal Home Loan Bank (“FHLB”) borrowings.

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

Tax equivalent net interest income was $54.3 million for 2015, a decrease of $1.6 million or 2.8% compared to $55.8 million for 2014. Net interest margin was 3.29% for 2015, a decrease of eight basis points from 3.37% for the prior year. The decrease in net interest margin was driven by a seven basis point decline in net interest spread, which was 3.14% for 2015 compared to 3.21% for 2014.

The Company actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Company’s market areas continues to be intense, and market interest rates remain very low by historical measures. The Federal Reserve increased the short-term federal funds target rate by a quarter percent in December 2015, the first change to this rate since December 2008, and has indicated that it expects only gradual adjustments in its stance on monetary policy.

Similar to the short-term federal funds target rate, the prime interest rate rose a quarter percent in December 2015. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income from loans that reprice based on changes to this rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of a loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2015, the average yield earned on loans was 5.17%, which exceeded the prime interest rate of 3.50% at year-end. Predicting the direction and timing of future interest rates is uncertain.

For 2015, the average rate of the Company’s two most significant components of net interest income, loans and time deposits, both declined. The average rate earned on the Company’s loan portfolio for 2015 declined three basis points to 5.17% and the average rate paid on time deposits decreased 16 basis points to 0.64% compared to 2014. The Company expects its net interest margin to remain relatively flat in the near term based on internal modeling using expectations about future market interest rates, loan volume, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results, however, could be significantly different than expectations.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2015			2014			2013
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$493,594	$10,468	2.12%	$504,284	$11,737	2.33%	$472,724	$10,575	2.24%
Nontaxable[2]	130,548	3,974	3.04	119,659	3,792	3.17	109,861	3,726	3.39
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	90,135	192	.21	63,863	143	.22	66,686	154	.23
Loans [2,3],4	933,260	48,257	5.17	968,489	50,318	5.20	1,006,662	53,944	5.36
Total earning assets	1,647,537	$62,891	3.82%	1,656,295	$65,990	3.98%	1,655,933	$68,399	4.13%
Allowance for loan losses	(12,255)			(17,547)			(22,968)
Total earning assets, net of allowance for loan losses	1,635,282			1,638,748			1,632,965
Nonearning Assets
Cash and due from banks	23,639			23,839			23,435
Premises and equipment, net	34,145			35,745			36,319
Other assets	89,854			99,993			112,939
Total assets	$1,782,920			$1,798,325			$1,805,658
Interest Bearing Liabilities
Deposits
Interest bearing demand	$334,281	$200	.06%	$320,947	$187	.06%	$306,945	$216	.07%
Savings	385,932	496	.13	357,156	580	.16	333,457	635	.19
Time	356,419	2,265	.64	433,756	3,486	.80	505,738	5,071	1.00
Federal funds purchased and other short-term borrowings	31,580	50	.16	30,428	54	.18	29,440	74	.25
Securities sold under agreements to repurchase and other long-term borrowings	167,848	5,630	3.35	173,253	5,846	3.37	176,891	5,999	3.39
Total interest bearing liabilities	1,276,060	$8,641	.68%	1,315,540	$10,153	.77%	1,352,471	$11,995	.89%
Noninterest Bearing Liabilities
Demand deposits	304,516			281,025			256,518
Other liabilities	28,220			24,872			27,979
Total liabilities	1,608,796			1,621,437			1,636,968
Shareholders’ equity	174,124			176,888			168,690
Total liabilities and shareholders’ equity	$1,782,920			$1,798,325			$1,805,658
Net interest income		54,250			55,837			56,404
TE basis adjustment		(1,655)			(1,638)			(1,666)
Net interest income		$52,595			$54,199			$54,738
Net interest spread			3.14%			3.21%			3.24%
Impact of noninterest bearing sources of funds			.15			.16			.17
Net interest margin			3.29%			3.37%			3.41%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $1.3 million for 2015, 2014, and 2013.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2015/2014[1]	Volume	Rate	2014/2013[1]	Volume	Rate
Interest Income
Taxable investment securities	$(1,269)	$(242)	$(1,027)	$1,162	$726	$436
Nontaxable investment securities[2]	182	340	(158)	66	318	(252)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	49	55	(6)	(11)	(5)	(6)
Loans[2]	(2,061)	(1,778)	(283)	(3,626)	(2,029)	(1,597)
Total interest income	(3,099)	(1,625)	(1,474)	(2,409)	(990)	(1,419)
Interest Expense
Interest bearing demand deposits	13	13	-	(29)	8	(37)
Savings deposits	(84)	39	(123)	(55)	45	(100)
Time deposits	(1,221)	(576)	(645)	(1,585)	(659)	(926)
Federal funds purchased and other short-term borrowings	(4)	2	(6)	(20)	2	(22)
Securities sold under agreements to repurchase and other long-term borrowings	(216)	(181)	(35)	(153)	(119)	(34)
Total interest expense	(1,512)	(703)	(809)	(1,842)	(723)	(1,119)
Net interest income	$(1,587)	$(922)	$(665)	$(567)	$(267)	$(300)
Percentage change	100.0%	58.1%	41.9%	100.0%	47.1%	52.9%

1The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $3.4 million and $4.4 million for 2015 and 2014, respectively. The allowance for loan losses as a percentage of outstanding loans (net of unearned income) was 1.08% at December 31, 2015 compared to 1.50% at year-end 2014. The credit to the provision for loan losses is attributed to continued improvement in the credit quality of the loan portfolio. The decrease in the credit to the provision is mainly driven by growth of $27.3 million in the loan portfolio during 2015 compared to a decline of $67.9 million in loans outstanding during 2014. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net charge-offs were $224 thousand and $2.2 million for 2015 and 2014, respectively, down $2.0 million or 90.0% in the comparison. Net charge-offs were 0.02% of average loans outstanding for 2015 compared to 0.23% for the prior year.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2015	2014	Increase (Decrease)%
Service charges and fees on deposits	$7,590	$7,801	$(211)	(2.7)%
Allotment processing fees	4,321	5,014	(693)	(13.8)
Other service charges, commissions, and fees	5,545	5,248	297	5.7
Trust income	2,373	2,568	(195)	(7.6)
Investment securities gains (losses), net	171	(63)	234	NM
Gain on sale of mortgage loans, net	824	490	334	68.2
Income from company-owned life insurance	937	1,231	(294)	(23.9)
Other	450	984	(534)	(54.3)
Total noninterest income	$22,211	$23,273	$(1,062)	(4.6)%
NM – not meaningful.

The more significant items impacting noninterest income are included below.

●

Service charges and fees on deposits decreased primarily due to lower overdraft fees of $351 thousand or 7.7%, reflecting a decrease in volume attributed in part to overall trends in consumer behavior. All other services charges and fees on deposits increased $140 thousand or 4.3% net.

●

Allotment processing fees are down 13.8% in the comparison due to lower volume. The decrease in volume relates to the U.S. Department of Defense (“DOD”) policy that became effective January 1, 2015, which restricts the types of purchases active service members are able to make using the military allotment system for payment.

●

The increase in other service charges, commissions, and fees is attributed primarily to higher interchange fees of $169 thousand or 5.7% due to higher debit card transaction volumes. The Company also received a nonrecurring fee of $63 thousand during 2015 related to credit card merchant activity.

●

The decrease in trust fees was driven by unusually large nonrecurring estate fees of $412 thousand during the last half of 2014, offset by nonrecurring fees of $131 thousand in the current year. Overall, trust assets at year-end 2015 were down $7.5 million or 1.2% from a year ago driven mainly by lower market values of managed assets.

●

The net loss on investment securities for in the prior year includes $95 thousand attributed to a municipal bond issuer participating in the Build America Bond (“BAB”) program. The issuer exercised its extraordinary redemption privilege, which was triggered by Federal budget sequestration events. Since the carrying value of the bond exceeded the par value due to unamortized premium, the Company recorded a loss on this investment during 2014. The remaining unamortized premium of BAB investments at December 31, 2015 was $16 thousand, with the related carrying amount of the investments totaling $971 thousand.

●

Net gains on the sale of mortgage loans in the current quarter includes $131 thousand related to two larger-balance commercial mortgage loans with an aggregate balance of $12.3 million. The prior year includes a nonrecurring loss of $92 thousand, made up of a $46 thousand related to a group of loans reclassified from held for sale to held for investment and a group of loans sold for a loss of $46 thousand. The volume of loans sold in 2015 increased $10.9 million or 38.0% compared to 2014.

●	The decrease in income from company-owned life insurance was driven by a $276 thousand tax-free death benefit that exceeded the cash surrender value during the prior year.
●

The decrease in other income relates mainly to the Company’s equity interest in its tax credit partnerships and to a nonrecurring receipt of $113 thousand during 2014 related to a legal settlement. The Company recorded income of $358 thousand related to these partnerships for 2014 and no income related to the partnerships during the current year. The cumulative share of losses related to the partnerships exceeds the amount invested, resulting in a carrying value of the partnerships of zero.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2015	2014	Increase (Decrease)%
Salaries and employee benefits	$32,008	$29,763	$2,245	7.5%
Occupancy expenses, net	4,776	4,881	(105)	(2.2)
Equipment expenses	2,602	2,498	104	4.2
Data processing and communication expenses	4,300	4,031	269	6.7
Bank franchise tax	2,426	2,421	5	.2
Amortization of intangibles	449	405	44	10.9
Deposit insurance expense	1,536	1,746	(210)	(12.0)
Other real estate expenses, net	1,708	5,318	(3,610)	(67.9)
Legal expenses	843	856	(13)	(1.5)
Other	7,302	7,359	(57)	(.8)
Total noninterest expense	$57,950	$59,278	$(1,328)	(2.2)%

The more significant items impacting noninterest expenses are included below.

●

Salaries and employee benefits increased due to higher salary and related payroll taxes of $1.3 million or 5.5%, and an increase in benefits expenses of $911 thousand or 17.1%. The increase in salaries is due to both normal employee annual increases combined with discretionary bonuses in 2015 to certain key employees totaling $495 thousand, of which $231 thousand was paid in 2016. The increase in benefits expenses was driven mainly by claims activity related to the Company’s self-funded health insurance plan and an increase in the actuary-determined benefit expenses related to postretirement medical costs. Postretirement benefit expenses increased mainly due to changes in actuary assumptions used to value the plan liability and expense, primarily the assumption related to the discount rate. The Company had 501 full time equivalent employees at year-end 2015, down from 510 a year earlier.

●

Occupancy expenses decreased mainly due to lower maintenance and utilities costs of $66 thousand or 8.9% and $65 thousand or 7.6%, respectively. Maintenance and utilities costs during 2014 were high due to several large expenses related to repairs.

●	Data processing and communication expense increased 6.7%. The increase is mainly due to higher costs related to technology updates in the normal course of business.
●

The decrease to deposit insurance expense for 2015 is primarily a result of the improved risk rating by the Federal Deposit Insurance Corporation (“FDIC”) at the Company’s bank subsidiaries. The improved ratings reduced the assessment rate used to determine the amount payable for deposit insurance.

●

Other real estate expenses decreased as a result of lower impairment charges of $1.5 million or 58.1%, lower development, operating, and maintenance expenses of $1.5 million or 78.1%, and lower net loss on property sales of $588 thousand or 75.8%. The decrease in development, operating, and maintenance expenses were primarily related to increasing the marketability of two real estate construction projects to better position them for sale during the prior year. The two properties were subsequently sold.

Income Taxes

Income tax expense was $5.3 million for 2015, a decrease of $806 thousand or 13.2% compared to $6.1 million for 2014. The effective income tax rates were 26.1% and 27.0% for 2015 and 2014, respectively. The decrease in income tax expense and the effective tax rate for 2015 is attributed primarily to lower pretax income, which was driven by a higher mix of tax-exempt versus taxable sources of revenue. The effective income tax rates are lower than the U.S. statutory federal rate of 35% primarily as a result of tax-exempt interest income from loans and investment securities, income from life insurance policies, and premium income associated with the Company’s captive insurance subsidiary.

FINANCIAL CONDITION

Total assets of the Company were $1.8 billion at year-end 2015, down $6.7 million or 0.4% compared with year-end 2014. The Company’s overall financial condition continued to improve in the current year. The loan portfolio grew $27.3 million or 2.9% to $959 million during 2015, the first year-over-year increase since 2008. Total nonperforming assets were $54.1 million at year-end. While still elevated, nonperforming assets have declined $80.5 million or 59.8% from their peak of $135 million in the first quarter of 2010. Although net interest margin fell eight basis points to 3.29%, loan quality metrics continued to improve throughout the year. Regulatory capital levels remain significantly above the “well-capitalized” threshold, even after the redemption of the final portion of the Company’s preferred stock in the amount of $10.0 million during the year.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At December 31, 2015, temporary investments were $92.1 million, an increase of $18.0 million or 24.2% compared to $74.1 million at year-end 2014.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $586 million at year-end 2015, a decrease of $44.3 million or 7.0% compared to $630 million at year-end 2014. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

The decrease in investment securities was driven by net maturities, calls, and sales of $145 million in the aggregate, which outpaced purchases totaling $110 million. The remainder of the decrease was due to $5.6 million of net premium amortization and a $3.0 million decrease in the market value adjustment related to securities classified as available for sale. The decrease in the value of the available for sale securities portfolio is attributed to a general shift downward in bond prices during the fourth quarter, primarily for the two- and three-year maturity periods. In general, as market interest rates increase, the value of fixed rate investments decrease.

At year-end 2015, investment securities included $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $5.1 million, down from $5.5 million at year-end 2014. The investment continues to perform according to contractual terms and is rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity repurchase plan. The Company does not intend to sell its investment in these securities, nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of the investment securities portfolio to changes in market interest rates and volatility, and thus identifies them as temporary. As discussed further above, market interest rates generally increased throughout 2015. Investment securities with an unrealized loss at December 31, 2015 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. All investment securities in the Company’s portfolio are currently performing.

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

The following table summarizes the carrying values of investment securities on December 31, 2015, 2014, and 2013. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2015		2014		2013
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$106,906	$-	$109,448	$-	$93,750	$-
Obligations of states and political subdivisions	150,266	3,611	135,766	3,728	131,970	765
Mortgage-backed securities – residential	297,861	-	370,489	-	378,077	-
Mortgage-backed securities – commercial	20,584	-	2,512	-	689	-
Corporate debt securities	5,840	-	6,307	-	6,257	-
Mutual funds and equity securities	745	-	1,866	-	2,077	-
Total	$582,202	$3,611	$626,388	$3,728	$612,820	$765

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2015. Available for sale securities are stated at estimated fair value and held to maturity securities are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities have no stated maturity date and are not included in the maturity schedule that follows.

Available for Sale

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$-	-%	$70,352	1.1%	$34,011	2.3%	$2,543	2.3%
Obligations of states and political subdivisions	13,286	1.7	86,806	2.7	43,321	3.4	6,853	4.4
Mortgage-backed securities – residential	-	-	-	-	68,744	1.8	229,117	2.7
Mortgage-backed securities – commercial	-	-	6,405	1.5	12,959	2.0	1,220	2.2
Corporate debt securities	154	4.0	424	3.6	159	3.0	5,103	2.1
Total	$13,440	1.7%	$163,987	1.9%	$159,194	2.3%	$244,836	2.7%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$-	-%	$-	-%	$640	4.4%	$2,971	3.7%

The calculation of the weighted average interest rates for each category is based on the weighted average amortized cost of the securities. The weighted average tax rates on exempt state and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Loans

Loans, net of unearned income, were $959 million at December 31, 2015, an increase of $27.3 million or 2.9% compared to year-end 2014. The loan portfolio grew during the last three quarters of 2015, with three larger-balance commercial real estate loans totaling $26.1 million in the aggregate driving the increase in the fourth quarter. The Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets as economic growth remains slow. Generating high quality loans continues to be a challenge, and the increase in outstanding loans occurred despite early payoffs of several larger balance credits. These early payoffs were primarily the result of several larger credits that were refinanced by competitors, many of which were with terms below the Company’s underwriting standards. Loan payments include $4.5 million related to nonaccrual loans and $3.9 million related to performing restructured loans.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $8.3 million and $3.8 million in the aggregate during 2015 and 2014, respectively. The average amount of the purchased loans was $115 thousand for 2015 and $80 thousand for 2014.

The composition of the loan portfolio is summarized in the table that follows. Based on economic forecasts and other available information, the Company expects continued gradual improvements to the local and regional economy during the coming year. An improving economy, particularly where the labor force participation rates increase, could lead to continued growth in the loan portfolio.

December 31, (In thousands)	2015	%	2014	%	2013	%	2012	%	2011	%
Commercial, financial, and agricultural	$89,820	9.4%	$85,028	9.1%	$92,827	9.3%	$87,440	8.7%	$93,807	8.7%
Real estate mortgage – construction and land development	115,516	12.0	97,045	10.4	101,352	10.1	102,454	10.2	119,989	11.2
Real estate mortgage – residential	355,134	37.0	361,022	38.7	371,582	37.2	368,762	36.7	397,357	37.1
Real estate mortgage – farmland and other commercial enterprises	386,386	40.3	375,277	40.3	418,147	41.8	425,477	42.3	432,438	40.3
Installment	12,419	1.3	13,413	1.5	15,092	1.5	18,247	1.8	21,365	2.0
Lease financing	-	-	158	-	883	.1	2,615	.3	7,152	.7
Total	$959,275	100.0%	$931,943	100.0%	$999,883	100.0%	$1,004,995	100.0%	$1,072,108	100.0%

On an average basis, loans represented 56.6% of earning assets for 2015, a decrease of 183 basis points compared to 58.5% for 2014. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial, financial, and agricultural	$16,408	$41,084	$32,328	$89,820
Real estate mortgage – construction and land development	38,685	45,061	31,770	115,516
Real estate mortgage – residential	21,232	83,048	250,854	355,134
Real estate mortgage – farmland and other commercial enterprises	30,275	170,236	185,875	386,386
Total	$106,600	$339,429	$500,827	$946,856

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2015 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$291,550	$47,879
Due after five years	136,036	364,791
Total	$427,586	$412,670

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

While the overall economy experienced further improvement in 2015, the Company continued its steady progress in reducing its level of nonperforming assets. The Recession resulted in an accumulation of nonperforming assets, and significant deterioration in the Company’s credit quality and collateral values, primarily in residential real estate lending. Credit quality has improved significantly over the last few years, as loan underwriting standards have been strengthened and nonperforming asset levels have declined nearly 60% from the peak that occurred in 2010. Although overall economic growth remains slow, the key economic measures have largely recovered from the Recession. In Kentucky, housing starts continue to gradually increase and foreclosure rates are at the lowest rate since 2007. At year-end 2015, the national and Kentucky unemployment rate was 5.0% and 5.3%, respectively. Unemployment rates have improved significantly from a year ago, but labor force participation rates remain near 30-year lows.

With the continued improvement in the credit quality of the loan portfolio, the level of nonperforming assets are at the lowest level since the first quarter of 2009. Nonperforming loans were $32.2 million at year-end, a decrease of $3.7 million for the year and $75.7 million or 70.1% since peaking at $108 million in the first quarter of 2010. The Company includes accruing restructured loans as a component of its nonperforming loans. Such loans were $23.8 million at year-end 2015 and account for 74.0% of nonperforming loans. Of the $23.8 million in accruing restructured loans, $22.2 million consist of three larger-balance credit relationships secured by various types of real estate collateral. Nonaccrual loans were $8.4 million at year-end 2015, down $3.1 million or 27.2% for the year. Nonperforming assets as a percent of total assets fell eight basis points to 3.0%. High levels of nonperforming assets generally result in loan charge-offs, provisions for loan losses, and impairment charges on repossessed real estate. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments on its challenged credits and typically does not restructure those that are past due.

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

At year-end 2015, the Company had $2.9 million in specific reserves allocated to impaired loans. Of this total, $1.2 million or 41.1% is attributed to a group of loans to a single creditor totaling $7.3 million secured by a combination of a real estate development and residential real estate properties. This group of collateral dependent loans is classified as performing restructured loans at year-end 2015.

The Company recorded a credit to the provision for loan losses of $3.4 million in 2015, or $935 thousand lower than the $4.4 million recorded in 2014. The decreased credit is due to loan portfolio growth of $27.3 million or 2.9% during 2015 compared to a decline of $67.9 million or 6.8% during 2014. Historical loss rates, adjusted for current risk factors, have improved due to lower recent charge-off activity that has replaced higher levels that had been included in the early part of the Company’s look-back period used in its allowance for loan losses methodology. The decrease in historical loss rates and charge-off activity is due primarily to stabilizing real estate values, which serves as collateral for nearly 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off significantly, and the allowance for loan losses reflects this improvement. The Company has also implemented stronger credit underwriting standards in recent years, which has improved overall credit quality measures.

While historical loss rates may continue improving in the near term due to elevated charge-offs falling out of the look-back period, this improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands) December 31,	2015	2014	2013	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$32,211	$35,937	$50,537	$54,605	$32,211
Nonaccrual loans	8,380	11,508	23,828	27,994	8,201
Loans past due 30-89 days and still accruing	588	1,352	1,460	7,831	588
Loans graded substandard or below	44,220	52,313	75,688	87,973	43,669
Impaired loans	37,182	43,955	58,339	63,750	37,182
Loans, net of unearned income	959,275	931,943	999,883	1,017,977	927,389

1Based on quarter-end balances over the previous three years.

Net charge-offs were $224 thousand for 2015, a decrease of $2.0 million or 90.0% compared to 2014. Net charge-offs were 0.02% of average loans outstanding for 2015 compared to 0.23% for the prior year. Net charge-offs for the current and prior year are each well below the $14.2 million peak which occurred in the early part of the post-recession period of 2009. The allowance for loan losses as a percentage of outstanding loans was 1.08% and 1.50% at year-end 2015 and 2014, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 32.0% and 38.9% at year-end 2015 and 2014, respectively. The allowance for loan losses as a percentage of nonaccrual loans was 123% and 121% at year-end 2015 and 2014, respectively.

The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans, where performing restructured loans represent 74.0% of total nonperforming loans outstanding at year-end 2015. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans was $2.9 million or 7.9% of such loans at year-end 2015 compared with $3.4 million or 7.7% a year earlier.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2015	2014	2013	2012	2011
Balance of allowance for loan losses at beginning of year	$13,968	$20,577	$24,445	$28,264	$28,784
Loans charged off:
Commercial, financial, and agricultural	91	1,630	257	216	1,113
Real estate mortgage – construction and land development	37	50	251	2,549	6,785
Real estate mortgage – residential	696	956	908	2,508	4,225
Real estate mortgage – farmland and other commercial enterprises	-	870	274	1,823	2,768
Installment	182	214	281	441	452
Lease financing	3	32	-	99	10
Total loans charged off	1,009	3,752	1,971	7,636	15,353
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	78	782	143	105	211
Real estate mortgage – construction and land development	261	292	70	102	6
Real estate mortgage – residential	155	185	200	246	192
Real estate mortgage – farmland and other commercial enterprises	47	147	57	318	43
Installment	112	97	221	234	245
Lease financing	132	4	12	40	649
Total recoveries	785	1,507	703	1,045	1,346
Net loans charged off	224	2,245	1,268	6,591	14,007
Amount (credited) charged to provision for loan losses	(3,429)	(4,364)	(2,600)	2,772	13,487
Balance at end of year	$10,315	$13,968	$20,577	$24,445	$28,264
Average loans net of unearned income	$933,260	$968,489	$1,006,662	$1,035,959	$1,130,273
Ratio of net charge-offs during year to average loans, net of unearned income	.02%	0.23%	0.13%	0.64%	1.24%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the dates indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

December 31, (In thousands)	2015		2014		2013		2012		2011
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Commercial, financial, and agricultural	$820	.91%	$1,146	1.35%	$1,389	1.50%	$1,475	1.69%	$3,268	3.48%
Real estate mortgage – construction and land development	1,554	1.35	1,809	1.86	2,567	2.53	3,498	3.41	6,089	5.07
Real estate mortgage – residential	3,723	1.05	4,778	1.32	6,200	1.67	6,184	1.68	11,111	2.80
Real estate mortgage – farmland and other commercial enterprises	3,896	1.01	5,955	1.59	9,949	2.38	12,572	2.95	6,338	1.47
Installment	322	2.59	273	2.04	452	2.99	678	3.72	1,218	5.70
Lease financing	-	-	7	4.43	20	2.27	38	1.45	240	3.36
Total	$10,315	1.08%	$13,968	1.50%	$20,577	2.06%	$24,445	2.43%	$28,264	2.64%

Additional information concerning the Company’s asset quality is presented under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 49.

Nonperforming Assets

The Company’s nonperforming assets consist of nonperforming loans, OREO, and other foreclosed assets. Nonperforming loans include nonaccrual loans, performing restructured loans, and loans 90 days or more past due and still accruing interest. Nonaccrual loans are considered to be an indicator of potential losses. The accrual of interest on loans is discontinued when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigate possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

Nonperforming assets were $54.1 million at year-end 2015, a decrease of $13.9 million or 20.4% compared to $67.9 million at year-end 2014. Such assets have been reduced to the lowest level since peaking at $135 million in the first quarter of 2010. Nonperforming assets increased sharply during 2009 mainly as a result of prolonged weaknesses in the overall economy.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2015	2014	2013	2012	2011
Loans accounted for on nonaccrual basis	$8,380	$11,508	$23,838	$27,408	$59,755
Loans past due 90 days or more and still accruing	-	-	444	103	1
Restructured loans	23,831	24,429	26,255	26,349	19,125
Total nonperforming loans	32,211	35,937	50,537	53,860	78,881

Other real estate owned	21,843	31,960	37,826	52,562	38,157
Other foreclosed assets	-	52	-	-	36
Total nonperforming assets	$54,054	$67,949	$88,363	$106,422	$117,074

Ratio of total nonperforming loans to total loans (net of unearned income)	3.4%	3.9%	5.1%	5.4%	7.4%
Ratio of total nonperforming assets to total assets	3.0	3.8	4.9	5.9	6.2

Additional details related to nonperforming loans were as follows at year-end 2015 and 2014:

Nonperforming Loans

December 31, (In thousands)	2015	2014
Nonaccrual Loans
Commercial, financial, and agriculture	$52	$88
Real estate mortgage – construction and land development	1,567	3,744
Real estate mortgage – residential	2,485	3,474
Real estate mortgage – farmland and other commercial enterprises	4,266	4,202
Installment	10	-
Total nonaccrual loans	$8,380	$11,508

Restructured Loans
Commercial, financial, and agriculture	$384	$-
Real estate mortgage – construction and land development	3,674	3,742
Real estate mortgage – residential	4,127	4,674
Real estate mortgage – farmland and other commercial enterprises	15,503	16,004
Installment	143	9
Total restructured loans	$23,831	$24,429

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$32,211	$35,937

Nonperforming loan activity during 2015 was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2014	$11,508	$24,429
Additions	3,789	3,270
Principal paydowns	(4,508)	(3,868)
Transfers to other real estate owned	(1,396)	-
Charge-offs	(557)	-
Reclassified to performing status	(456)	-
Balance at December 31, 2015	$8,380	$23,831

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

The table below sets forth on an aggregate basis at December 31, 2015, the types of non-troubled debt restructurings by loan type, number of loans, average loan balance and modification type:

# of Loans	Loan Type	Average Loan Balance (in thousands)	Range of Loan Balances (in thousands)			Modification Type
6	Real estate mortgage – construction and land development	$344	$24	–	$1,500	lowered interest rate to market rate to retain loan
1	Real estate mortgage – construction and land development	372		372		extended maturity due to delayed construction
123	Real estate mortgage – residential	135	7	–	2,153	lowered interest rate to market rate to retain loan
1	Real estate mortgage – residential	21		21		moved payment date from the beginning to the middle of the month
40	Real estate mortgage – farmland and other commercial enterprises	527	11	–	4,139	lowered interest rate to market rate to retain loan
6	Commercial	23	4	–	77	lowered interest rate to market rate to retain loan
2	Commercial	56	44	–	67	one consolidation of debt; one converted to amortizing payments
6	Consumer	36	3	–	195	lowered interest rate to market rate to retain loan
1	Consumer	15		15		changed amortization period

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

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $54.2 million and $64.7 million at year-end 2015 and year-end 2014, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of lingering weaknesses in the overall economy that continue to strain some of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The $10.5 million or 16.2% decrease during the year in the level of potential problem loans is attributed primarily to an overall improvement in credit quality similar to that of the overall portfolio. At December 31, 2015, the five largest potential problem credits were $12.3 million in the aggregate compared to $13.9 million at year-end 2014.

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

Other real estate owned includes real estate properties acquired by the Company through, or in lieu of, actual loan foreclosures. At year-end 2015, OREO was $21.8 million, a decrease of $10.1 million or 31.7% compared to $32.0 million at year-end 2014. OREO has declined $30.7 million or 58.4% from its peak of $52.6 million, which occurred at year-end 2012.

OREO activity for 2015 was as follows:

(In thousands)	Amount
Balance at December 31, 2014	$31,960
Transfers from loans and other increases	1,514
Proceeds from sales	(10,342)
Loss on sales, net	(188)
Write downs and other decreases, net	(1,101)
Balance at December 31, 2015	$21,843

The reduction in OREO was driven by property sales and impairment charges of $10.5 million and $1.1 million, respectively, which more than offset new acquisitions. Six larger-balance properties with a carrying value of $6.7 million in the aggregate were sold during 2015. This includes three larger-balance residential real estate development properties that sold for $3.5 million in total with a net loss of $75 thousand, and three larger-balance commercial real estate properties sold for $3.1 million in total with a net loss of $123 thousand. The Company’s had two OREO properties at year-end 2015 with a carrying amount in excess of $2.0 million each: one commercial real estate property of $2.6 million, and one commercial rental real estate property of $2.6 million.

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

A summary of the Company’s deposits is as follows for the dates indicated:

December 31, (In thousands)	2015	2014	Increase (Decrease)
Noninterest Bearing	$313,969	$292,788	$21,181

Interest Bearing
Demand	328,803	335,657	(6,854)
Savings	400,844	363,185	37,659
Time	325,378	395,531	(70,153)
Total interest bearing	1,055,025	1,094,373	(39,348)

Total deposits	$1,368,994	$1,387,161	$(18,167)

A summary of average balances for deposits by type and the related weighted average rates paid is as follows for the periods presented:

Years Ended December 31,	2015		2014		2013
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$304,516	-%	$281,025	-%	$256,518	-%

Interest bearing demand	334,281	.06	320,947	.06	306,945	.07
Savings	385,932	.13	357,156	.16	333,457	.19
Time	356,419	.64	433,756	.80	505,738	1.00
Total interest bearing	1,076,632	.28	1,111,859	.38	1,146,140	.52

Total	$1,381,148	.21%	$1,392,884	.31%	$1,402,658	.42%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2015 are summarized as follows:

(In thousands)	Amount
3 months or less	$18,622
Over 3 through 6 months	20,696
Over 6 through 12 months	24,470
Over 12 months	40,849
Total	$104,637

Short-term Borrowings

Short-term borrowings include funding sources with an original maturity of one year or less. The Company’s short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which are generally on an overnight basis. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings. A summary of short-term borrowings is as follows:

(In thousands)	2015	2014	2013
Amount outstanding at year-end	$34,353	$28,590	$29,123
Maximum month-end balance during the year	39,474	33,568	32,885
Average outstanding	31,580	30,428	29,440
Weighted average rate during the year	.16%	.18%	.25%
Weighted average rate at year-end	.24	.16	.25

Long-term Borrowings

Long-term borrowings include funding sources with an original maturity greater than one year. The Company’s long-term borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts. Long-term securities sold under agreements to repurchase primarily represent obligations related to the Company’s balance sheet leverage transaction that originated in 2007. In this transaction, the Company borrowed $200 million through multiple fixed rate repurchase agreements and used the proceeds to purchase fixed rate Government National Mortgage Association (“GNMA”) bonds that are pledged as collateral. The Company is required to secure the borrowed funds with GNMA bonds valued at 106% of the outstanding principal balance of the borrowings. Principal payments have reduced the outstanding balance of the obligation to $100 million at year-end 2015, with a weighted average interest rate of 3.95%. These borrowings are callable quarterly and mature in November 2017.

The Company has $1.5 million of other long-term repurchase agreements outstanding at year-end 2015 made in the ordinary course of business with commercial customers. These borrowings have a weighted average fixed rate of 0.88% with portions maturing in each subsequent year through 2019.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock which participating banks are required to own as well as certain mortgage loans as required by the FHLB. FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 2.99% and 5.81%, with a weighted average rate of 3.98%. Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 1.8 years. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $18.8 million and $19.0 million at December 31, 2015 and 2014, respectively. This represents a decrease of $155 thousand or 0.8% and is attributed to scheduled repayment activity. The Company has not initiated any long-term FHLB borrowings since 2008.

In 2005 and 2007, the Company completed a total of three private offerings of trust preferred securities through separate Delaware statutory trusts (the “Trusts”) sponsored by the Company in the aggregate amount of $47.5 million. The combined $25.0 million proceeds from the first two trusts (“Trusts I and II”) established in 2005 were used to fund the acquisition of Citizens Bancorp. Proceeds from the third trust (“Trust III”) were used primarily to acquire Company shares through a tender offer during 2007. The Company owns all of the common securities of each of the three Trusts. Subsequent to year-end 2015, the Company terminated Trust II as a result of the early extinguishment of debt issued to the trust. Refer to Note 24 of the Company’s 2015 audited consolidated financial statements for additional information.

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. Amounts and general terms related to the Trusts at year-end 2015 are summarized in the table below.

(Dollars in thousands)	Trust I	Trust II	Trust III
Subordinated notes payable	$10,310	$15,464	$23,196
Interest rate terms	3-month LIBOR +150 BP	3-month LIBOR +165 BP	3-month LIBOR +132 BP
Interest rate in effect at year-end	2.10%	2.26%	1.65%
Stated maturity date	September 30, 2035	September 30, 2035	November 1, 2037

The subordinated notes of the Trusts are redeemable in whole or in part, without penalty, at the Company’s option and are junior in right of payment of all present and future senior indebtedness of the Company. The weighted average interest rate in effect as of the last determination date in 2015 and 2014 was 1.94% and 1.71%, respectively.

Contractual Obligations

The Company’s contractual obligations to make future payments as of December 31, 2015 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$325,378	$206,083	$98,921	$16,551	$3,823
Long-term FHLB debt	18,806	-	18,000	806	-
Subordinated notes payable	48,970	-	-	-	48,970
Long-term securities sold under agreements to repurchase	101,474	716	100,505	253	-
Unfunded postretirement benefit obligations	6,085	410	931	1,079	3,665
Operating leases	1,995	361	423	252	959
Employment agreements	3,935	1,249	1,616	1,070	-
Total	$506,643	$208,819	$220,396	$20,011	$57,417

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-term Borrowings” above and in Note 9 of the Company’s 2015 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are determined by actuaries and estimated based on various assumptions with payouts projected over the next ten years. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the contracts. Employment agreements represent annual minimum base salary amounts payable by the Company to six employees. The Company has employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and three key officers of its subsidiaries.

Guarantees

During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of three of its subsidiary banks in connection with the $200 million balance sheet leverage transaction. Principal payments by the bank subsidiaries have reduced the outstanding balance of the obligation to $100 million at year-end 2015, which matures in 2017. The borrowings are required to be secured by GNMA bonds valued at 106% of the amount outstanding, although the banks typically maintain an amount in excess of the required minimum. Should any of the subsidiary banks default on its borrowings under the agreement, the GNMA bonds securing the borrowings would be liquidated to satisfy amounts due. If the value of the GNMA bonds fall below the obligation under the contract, the Parent Company is obligated to cover any such shortfall in absence of the subsidiary banks’ ability to do so. The Parent Company believes its subsidiary banks are fully capable of fulfilling their obligations under the borrowing arrangement and that the Parent Company will not be required to make any payments under the guarantee agreement.

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

At December 31, 2015, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 0.33% and 0.96%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 1.91% and 5.81%, respectively, compared to forecasted results.

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

The Company uses a liquidity ratio metric to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, decreased at year-end 2015 when compared to year-end 2014, but is within its ALCO guidelines. The Company’s liquidity ratio remains elevated mainly as a result of its overall net funding position and weak, quality loan demand. The Company continues a cautious lending strategy while continuing efforts to reduce its level of nonperforming assets in a slow growing economic environment.

As of December 31, 2015, the Company had $236 million of additional borrowing capacity under various FHLB, federal funds, and other agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Capital ratios at all four of the Company’s subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2015 under the prompt corrective action regulatory framework.

The Parent Company’s primary uses of cash include the payment of dividends to its preferred and common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and payments for general operating expenses. The Company redeemed 20,000 shares, or two-thirds, of its original amount of outstanding preferred stock during 2014 in two separate partial redemptions of 10,000 shares each and redeemed the remaining 10,000 shares of preferred stock during the second quarter of 2015.

The Parent Company had cash balances of $36.0 million at year-end 2015, an increase of $3.9 million or 12.1% compared to $32.1 million at year-end 2014. Significant cash receipts of the Parent Company for 2015 include dividend payments from its bank subsidiaries of $14.4 million, a return of capital from nonbank subsidiaries in the amount of $1.4 million, and management fees from subsidiaries of $2.5 million. Significant cash payments by the Parent Company in 2015 include $10.0 million to redeem the final portion of its outstanding preferred stock, $3.0 million for salaries, payroll taxes, and employee benefits, $862 thousand for interest on trust preferred borrowings, and $508 thousand for the payment of dividends on its previously outstanding preferred stock.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At December 31, 2015, consolidated liquid assets were $703 million, a decrease of $24.6 million or 3.4% from year-end 2014. The decrease in liquid assets was driven by lower available for sale investment securities of $44.2 million or 7.1%, offset by higher money market mutual funds of $11.0 million and higher interest bearing deposits with other banks in the amount of $7.6 million or 11.3%. Although liquid assets decreased in the comparison, liquid assets remain elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $25.9 million and $29.0 million for 2015 and 2014, respectively. This represents a decrease of $3.1 million or 10.6%, led by a decrease in net mortgage loans sold and a lower net loss on the sale and write downs of OREO. Net cash flow from investing activities was $15.9 million for 2015 and $57.3 million for 2014. This represents a decrease of $41.4 million or 72.3%, driven by loan activity, partially offset by net investment securities. For loans, the Company had net cash outflow representing overall principal advances of $28.2 million in 2015 compared to net principal collections of $56.7 million for 2014. For investment securities, the Company had net cash inflows of $35.8 million for 2015 compared with net cash outflows of $7.0 million for the prior year. Net cash inflows related to investments represent net sale, maturity, and call activity, where proceeds received from the sale, maturity, and calls exceed purchase of investment securities. For 2015, excess cash flows from investment activity were used more to fund new loans, deposit runoff, and the redemption of the final portion of the Company’s preferred stock. In 2014, cash inflows were used to fund deposit runoff, debt repayments, and the redemption of a portion of the Company’s preferred stock.

Net cash used in financing activities was $22.2 million for 2015, a decrease of $31.4 million or 58.5% from $53.6 million for 2014. The decrease was driven by preferred stock redemptions, long-term and short-term borrowing activity, and deposit activity. The Company redeemed $10.0 million of its preferred stock outstanding in 2015 and $20.0 million in 2014. The company had net proceeds on long and short-term borrowings of $556 thousand and $5.8 million, respectively, for the current year compared to net repayments of $8.2 million and $533 thousand, respectively, for 2014. Net outflows related to deposits were $18.2 million for 2015, a decrease of $4.9 million compared to $23.1 million for 2014.

Information relating to commitments to extend credit is disclosed in Note 15 of the Company’s 2015 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $176 million at year-end 2015, an increase of $2.8 million or 1.6% compared to $173 million at year-end 2014. Net income for the period increased shareholders’ equity by $15.0 million, partially offset by the redemption of the remaining portion of the Company’s preferred stock in the amount of $10.0 million during the second quarter, and a $2.0 million after-tax decrease in the unrealized gain on available for sale investment securities. The decrease in the unrealized gain on available for sale investment securities is attributed to an increase in market interest rates. Generally, as market interest rates rise, the value of fixed rate investments such as those held by the Company, decreases.

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

At December 31, 2015 and 2014, the Company’s tangible capital ratio was 9.89% and 9.68%, respectively. The tangible capital ratio is defined as tangible equity as a percentage of tangible assets. Tangible common equity to tangible assets, which further excludes outstanding preferred stock, was 9.89% at year-end 2015, up 77 basis points compared to 9.12% at year-end 2014.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2015 and the regulatory minimums were as follows:

	Farmers Capital Bank Corporation	Regulatory Minimum
Common Equity Tier 1 Risk-based Capital[1]	14.91%	4.50%
Tier 1 Risk-based Capital[1]	19.00	6.00
Total Risk-based Capital[1]	19.89	8.00
Tier 1 Leverage Capital[2]	12.46	4.00

1Common Equity Tier 1 (“CET1”) Risk-based, Tier 1 Risk-based, and Total Risk-based Capital ratios are computed by dividing Common Equity Tier 1, Tier 1, or Total Capital, as defined by regulation, by a risk-weighted sum of the assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

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

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2015	2014	2013	2012	2011
Percentage of common dividends declared to net income	-%	-%	-%	-%	-%
Percentage of average shareholders’ equity to average total assets	9.77	9.84	9.34	8.85	8.05

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria. These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. To be well-capitalized, a bank must have a CET1 Risk-based Capital ratio of at least 6.5%, a Tier 1 Risk-based Capital ratio of 8%, a Total Risk-based Capital ratio of at least 10%, and a Tier 1 Leverage ratio of at least 5%. As of December 31, 2015, each of the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Common Equity Tier 1 Risk-based Capital Ratio	Tier 1 Risk-based Capital Ratio	Total Risk-based Capital Ratio	Tier 1 Leverage Capital Ratio

Farmers Bank	15.57%	15.57%	16.35%	9.20%
United Bank	18.67	18.67	19.68	12.89
First Citizens	13.55	13.55	14.17	9.20
Citizens Northern	14.42	14.42	15.67	10.79

United Bank.  During January 2014, United Bank entered into a Memorandum of Understanding (“Memorandum”) with the FDIC and Kentucky Department of Financial Institutions (“KDFI”), which replaced regulatory agreements dating back to November 2009 primarily relating to the bank’s level of nonperforming assets. This Memorandum was terminated in March 2015. In connection with the termination of the Memorandum, the Board of Directors of United Bank agreed to adopt a resolution which included many of the same provisions as the Memorandum, including the requirement to seek approval from the FDIC and KDFI prior to the payment of dividends to the Parent Company. United Bank has both complied with and satisfied the terms of the resolution. As of January 2016, all regulatory agreements and board resolutions between the FDIC, KDFI, and United Bank have been terminated.

Citizens Northern.  The FDIC and KDFI entered into a Memorandum with Citizens Northern in September 2010. This Memorandum was terminated and replaced in July 2013. The updated Memorandum included provisions that required the bank to maintain a Tier 1 leverage ratio at or above 9.0% and to obtain regulatory approval before declaring or paying a dividend to the Parent Company. The Memorandum was terminated in August 2015 following a joint examination by the FDIC and KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

Share Buy Back Program

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

Shareholder Information

As of February 4, 2016, the Company had 2,804 shareholders of record, which includes individual participants in securities positions listings.

Common Stock Price

The Company’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2015 and 2014.

	High	Low
2015
Fourth Quarter	$28.38	$24.55
Third Quarter	29.07	23.99
Second Quarter	31.98	23.18
First Quarter	23.75	22.06

2014
Fourth Quarter	$23.65	$21.72
Third Quarter	23.92	21.25
Second Quarter	23.40	17.64
First Quarter	24.54	18.40

The closing price per share of the Company’s common stock on December 31, 2015, the last trading day of the Company’s fiscal year, was $27.11. There were no dividends declared on the Company’s common stock in 2015 or 2014.

Recently Issued Accounting Standards

See Note 1 – “Summary of Significant Accounting Policies,” under the caption “Recently Issued But Not Yet Effective Accounting Standards,” in the Company’s 2015 audited consolidated financial statements for further information about recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

2014 Compared to 2013

The Company reported net income of $16.5 million or $1.94 per common share in 2014 compared to $13.4 million or $1.54 per common share for 2013. This represents an increase of $3.0 million or $.40 per common share. The increase in net income is primarily attributed to a decrease in the provision for loan losses of $1.8 million, an increase in noninterest income of $1.2 million or 5.2%, and lower net interest income and noninterest expenses of $539 thousand or 1.0% and $2.3 million or 3.7%, respectively. Income tax expense increased $1.7 million or 37.5%.

For 2014, the decrease in net interest income from 2013 was driven by lower interest income of $2.4 million or 3.6%, which more than offset a reduction in interest expense of $1.8 million or 15.4%. Interest income on loans decreased $3.6 million or 6.7%, partially offset by an increase in interest from investment securities of $1.2 million or 9.2%. Interest expense on deposits decreased $1.7 million or 28.2%. Interest income on loans was negatively impacted by both volume declines and a lower average rate earned. The increase in interest income on investment securities was driven by higher volume. Interest expense on deposits decreased primarily due to the repricing of higher-rate time deposits to lower market interest rates and a lower average balance outstanding. Net interest margin was 3.37% for 2014, down three basis points from 3.40% for 2013. Net interest spread was 3.21%, down two basis points compared to 3.23%.

The Company recorded a credit to the provision for loan losses in the amount of $4.4 million and $2.6 million for 2014 and 2013, respectively. The increased credit was due to continued overall improvement in the credit quality of the loan portfolio combined with a $67.9 million or 6.8% decline in loans outstanding. Nonperforming loans, impaired loans, early stage delinquencies, and watch list loans all improved during 2014. Historical loss rates, adjusted for current risk factors, also improved as lower charge-off activity replaced the higher levels that spiked upward starting in 2009.

Nonperforming loans decreased $14.6 million or 28.9% in 2014. The allowance for loan losses was $14.0 million at year-end 2014 and $20.6 million at year-end 2013. As a percentage of loans net of unearned income, the allowance for loan losses decreased 56 basis points to 1.50% at year-end 2014 compared to 2.06% a year earlier.

Noninterest income for 2014 was $23.3 million, an increase of $1.2 million or 5.2% compared to $22.1 million for 2013. The increase was driven mainly by income related to the Company’s equity interest in its three tax credit partnerships and trust fees. The Company recorded income of $358 thousand related to these partnerships for 2014 compared with a loss of $304 thousand in the prior year. Trust fees were up $575 thousand or 28.9%, boosted by unusually large nonrecurring estate fees of $412 thousand during the last half of 2014. Income from company-owned life insurance increased $269 thousand or 28.0%, driven by a tax-free death benefit that exceeded the cash surrender value by $276 thousand. Service charges and fees on deposits decreased $395 thousand or 4.8% primarily due to lower overdraft fees of $325 thousand or 6.6%, reflecting a decrease in volume attributed in part to overall trends in consumer behavior. Net gains on the sale of loans decreased $546 thousand or 52.7% due to a 51.0% decline in mortgage loan origination activity.

Total noninterest expenses were $59.3 million for 2014, a decrease of $2.3 million or 3.7% compared to $61.6 million for 2013. The decrease in noninterest expenses was made up primarily by lower expenses related to repossessed real estate of $1.7 million or 24.0% and lower deposit insurance expense of $519 thousand or 22.9%. Other noninterest expense and intangible asset amortization decreased $484 thousand or 6.2% and $135 thousand or 25.0%, respectively.

The $1.7 million decrease in expenses related to repossessed real estate was driven by lower impairment charges of $2.9 million or 52.4%, partially offset by an increase in the net loss on property sales of $594 thousand and higher development, operating, and maintenance expenses of $617 thousand. Deposit insurance expense decreased $519 thousand mainly from the improved risk ratings used in determining the related insurance premiums. The decrease in other noninterest expense is attributable to ongoing cost saving efforts involving numerous line items, the most significant of which was lower internet banking related expenses of $260 thousand or 31.1%. Amortization of intangible assets declined as a result of actuarial determined reductions related to core deposit and customer relationship intangible assets arising from previous business acquisitions.

Income tax expense was $6.1 million for 2014, an increase of $1.7 million or 37.5% compared to $4.4 million for 2013. The effective income tax rates were 27.0% and 24.8% for 2014 and 2013, respectively. The increase in income tax expense and the effective tax rate is attributed primarily to higher pretax income, which was driven by a higher proportion of taxable versus tax-exempt sources of revenue.

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

The Company’s 2015 consolidated financial statements have been audited by BKD, LLP (“BKD”) independent accountants. Management has made available to BKD all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to BKD during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	Mark A. Hampton
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer, and Secretary

March 11, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

    and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited Farmers Capital Bank Corporation’s (Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 11, 2016, expressed an unqualified opinion thereon.

Louisville, Kentucky

March 11, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation (Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Louisville, Kentucky

March 11, 2016

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2015	2014
Assets
Cash and cash equivalents:
Cash and due from banks	$28,392	$26,770
Interest bearing deposits in other banks	74,758	67,152
Federal funds sold and securities purchased under agreements to resell	6,343	6,992
Money market mutual funds	11,000	-
Total cash and cash equivalents	120,493	100,914
Investment securities:
Available for sale, amortized cost of $577,248 (2015) and $618,429 (2014)	582,202	626,388
Held to maturity, fair value of $3,809 (2015) and $3,923 (2014)	3,611	3,728
Total investment securities	585,813	630,116
Loans, net of unearned income	959,275	931,943
Allowance for loan losses	(10,315)	(13,968)
Loans, net	948,960	917,975
Premises and equipment, net	33,112	34,933
Company-owned life insurance	30,269	29,363
Intangible assets, net	-	449
Other real estate owned	21,843	31,960
Other assets	35,460	36,896
Total assets	$1,775,950	$1,782,606
Liabilities
Deposits:
Noninterest bearing	$313,969	$292,788
Interest bearing	1,055,025	1,094,373
Total deposits	1,368,994	1,387,161
Federal funds purchased and other short-term borrowings	34,353	28,590
Securities sold under agreements to repurchase and other long-term borrowings	120,280	119,724
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Dividends payable, preferred	-	113
Other liabilities	27,655	25,119
Total liabilities	1,600,252	1,609,677

Commitments and contingencies (Notes 15 and 17)

Shareholders’ Equity
Preferred stock, no par value 1,000,000 shares authorized; none and 10,000 Series A shares issued and outstanding at December 31, 2015 and 2014, respectively	-	10,000
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,499,748 and 7,489,388 shares issued and outstanding at December 31, 2015 and 2014, respectively	937	936
Capital surplus	51,608	51,344
Retained earnings	120,371	105,774
Accumulated other comprehensive income	2,782	4,875
Total shareholders’ equity	175,698	172,929
Total liabilities and shareholders’ equity	$1,775,950	$1,782,606

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2015	2014	2013
Interest Income
Interest and fees on loans	$47,907	$49,921	$53,492
Interest on investment securities:
Taxable	10,468	11,737	10,575
Nontaxable	2,669	2,551	2,512
Interest on deposits in other banks	182	138	150
Interest on federal funds sold and securities purchased under agreements to resell	10	5	4
Total interest income	61,236	64,352	66,733
Interest Expense
Interest on deposits	2,961	4,253	5,922
Interest on federal funds purchased and other short-term borrowings	50	54	74
Interest on securities sold under agreements to repurchase and other long-term borrowings	4,764	5,002	5,135
Interest on subordinated notes payable to unconsolidated trusts	866	844	864
Total interest expense	8,641	10,153	11,995
Net interest income	52,595	54,199	54,738
Provision for loan losses	(3,429)	(4,364)	(2,600)
Net interest income after provision for loan losses	56,024	58,563	57,338
Noninterest Income
Service charges and fees on deposits	7,590	7,801	8,196
Allotment processing fees	4,321	5,014	4,922
Other service charges, commissions, and fees	5,545	5,248	4,983
Trust income	2,373	2,568	1,993
Investment securities gains (losses), net	171	(63)	(50)
Gains on sale of mortgage loans, net	824	490	1,036
Income from company-owned life insurance	937	1,231	962
Other	450	984	74
Total noninterest income	22,211	23,273	22,116
Noninterest Expense
Salaries and employee benefits	32,008	29,763	29,681
Occupancy expenses, net	4,776	4,881	4,767
Equipment expenses	2,602	2,498	2,398
Data processing and communications expenses	4,300	4,031	3,946
Bank franchise tax	2,426	2,421	2,354
Amortization of intangibles	449	405	540
Deposit insurance expense	1,536	1,746	2,265
Other real estate expenses, net	1,708	5,318	6,999
Legal expenses	843	856	780
Other	7,302	7,359	7,843
Total noninterest expense	57,950	59,278	61,573
Income before income taxes	20,285	22,558	17,881
Income tax expense	5,293	6,099	4,435
Net income	14,992	16,459	13,446
Less preferred stock dividends and discount accretion	395	1,927	1,951
Net income available to common shareholders	$14,597	$14,532	$11,495
Per Common Share
Net income – basic and diluted	$1.95	$1.94	$1.54
Cash dividends declared	-	-	-
Weighted Average Common Shares Outstanding
Basic and diluted	7,494	7,483	7,474

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2015	2014	2013
Net income	$14,992	$16,459	$13,446
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period on securities held at end of period, net of tax of $(996), $4,703, and $(6,996), respectively	(1,850)	8,734	(12,992)

Reclassification adjustment for prior period unrealized (gain) loss previously reported in other comprehensive income recognized during current period, net of tax of $56, $(34), and $23, respectively	(105)	63	(42)

Change in unfunded portion of postretirement benefit obligations, net of tax of $(74), $(382), and $1,589, respectively	(138)	(710)	2,953
Other comprehensive (loss) income	(2,093)	8,087	(10,081)
Comprehensive income	$12,899	$24,546	$3,365

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2015, 2014, and 2013	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2013	$29,537	7,470	$934	$50,934	$79,747	$6,869	$168,021
Net income	-	-	-	-	13,446	-	13,446
Other comprehensive loss	-	-	-	-	-	(10,081)	(10,081)
Cash dividends declared – preferred, $50.00 per share	-	-	-	-	(1,500)	-	(1,500)
Preferred stock discount accretion	451	-	-	-	(451)	-	-
Shares issued pursuant to employee stock purchase plan	-	9	1	132	-	-	133
Expense related to employee stock purchase plan	-	-	-	36	-	-	36
Balance at December 31, 2013	29,988	7,479	935	51,102	91,242	(3,212)	170,055
Net income	-	-	-	-	16,459	-	16,459
Other comprehensive income	-	-	-	-	-	8,087	8,087
Cash dividends declared – preferred, $85.13 per share	-	-	-	-	(1,915)	-	(1,915)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(20,000)	-	-	-	-	-	(20,000)
Shares issued under director compensation plan	-	3	-	82	-	-	82
Shares issued pursuant to employee stock purchase plan	-	7	1	128	-	-	129
Expense related to employee stock purchase plan	-	-	-	32	-	-	32
Balance at December 31, 2014	10,000	7,489	936	51,344	105,774	4,875	172,929
Net income	-	-	-	-	14,992	-	14,992
Other comprehensive loss	-	-	-	-	-	(2,093)	(2,093)
Cash dividends declared – preferred, $39.50 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	4	-	104	-	-	104
Shares issued pursuant to employee stock purchase plan	-	7	1	129	-	-	130
Expense related to employee stock purchase plan	-	-	-	31	-	-	31
Balance at December 31, 2015	$-	7,500	$937	$51,608	$120,371	$2,782	$175,698

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2015	2014	2013
Cash Flows from Operating Activities
Net income	$14,992	$16,459	$13,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,155	4,065	4,114
Net premium amortization of investment securities:
Available for sale	5,570	3,919	5,027
Held to maturity	52	42	-
Provision for loan losses	(3,429)	(4,364)	(2,600)
Deferred income tax expense (benefit)	1,631	3,931	(473)
Noncash employee stock purchase plan expense	31	32	36
Noncash director fee compensation	104	82	-
Mortgage loans originated for sale	(40,027)	(25,498)	(52,016)
Proceeds from sale of mortgage loans	40,513	29,254	50,957
Gains on sale of mortgage loans, net	(824)	(490)	(1,036)
Loss (gain) on disposal of premises and equipment, net	20	(5)	7
Net loss on sale and write downs of other real estate	1,289	3,404	5,702
Net (gain) loss on sale of available for sale investment securities	(171)	63	50
Increase in cash surrender value of company-owned life insurance	(906)	(926)	(926)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(276)	-
Decrease in accrued interest receivable	233	276	173
Decrease (increase) in other assets	400	(1,860)	(241)
Decrease in accrued interest payable	(93)	(193)	(233)
Increase in other liabilities	2,390	1,096	2,036
Net cash provided by operating activities	25,930	29,011	24,023
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	133,886	88,905	123,231
Held to maturity	65	60	55
Proceeds from sale of available for sale investment securities	11,570	12,967	2,233
Purchase of investment securities:
Available for sale	(109,675)	(105,888)	(190,306)
Held to maturity	-	(3,065)	-
Proceeds from sale of restricted stock investments, net	-	148	-
Loans originated for investment (greater) less than principal collected, net	(21,871)	59,615	5,638
Purchase of loans	(8,283)	(3,756)	(131)
Principal collected on purchased loans	1,942	836	33
Proceeds from death benefits of company-owned life insurance	-	738	-
Purchases of premises and equipment	(1,721)	(2,138)	(3,525)
Proceeds from sale of other real estate	9,939	8,811	9,458
Proceeds from disposals of premises and equipment	23	21	28
Net cash provided by (used in) investing activities	15,875	57,254	(53,286)
Cash Flows from Financing Activities
Net decrease in deposits	(18,167)	(23,054)	(595)
Net increase (decrease) in federal funds purchased and other short-term borrowings	5,763	(533)	5,040
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	711	9	754
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(155)	(8,165)	(2,171)
Redemption of preferred stock	(10,000)	(20,000)	-
Dividends paid, preferred stock	(508)	(1,990)	(1,500)
Shares issued under employee stock purchase plan	130	129	133
Net cash (used in) provided by financing activities	(22,226)	(53,604)	1,661
Net increase (decrease) in cash and cash equivalents	19,579	32,661	(27,602)
Cash and cash equivalents at beginning of year	100,914	68,253	95,855
Cash and cash equivalents at end of year	$120,493	$100,914	$68,253
Supplemental Disclosures
Cash paid during the year for:
Interest	$8,734	$10,346	$12,228
Income taxes	2,718	2,850	6,150
Transfers from loans to other real estate	1,397	8,259	6,110
Sale and financing of other real estate	403	2,525	5,711
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

Farmers Bank’s significant subsidiaries include EG Properties, Inc., and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Farmers Insurance is an insurance agency in Frankfort, KY. Leasing One Corporation, a company formed to lease commercial property, was dissolved effective at year-end 2015. United Bank has one wholly-owned subsidiary, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens has one wholly-owned subsidiary, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern has one wholly-owned subsidiary, ENKY Properties, Inc. ENKY Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company has two active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”) and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. EKT Properties, Inc., a company formed to manage and liquidate certain real estate properties repossessed by the Company, was dissolved effective at year-end 2014. The Company has three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. All significant intercompany transactions and balances are eliminated in consolidation. In January 2016, the Company terminated one of the three trusts as a result of the early extinguishment of debt issued to the trust. Refer to Note 24 for additional information.

The Company provides financial services at its 34 locations in 21 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans and leases are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans and leases are expected to be repaid from cash flow from operations of businesses. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2015 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

Segment Information

The Company provides a broad range of financial services to individuals, corporations, and others through its 34 banking locations throughout Central and Northern Kentucky. These services primarily include the activities of lending, receiving deposits, providing cash management services, safe deposit box rental, and trust activities. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include the following: cash on hand, deposits from other financial institutions that have an initial maturity of less than 90 days when acquired by the Company, federal funds sold, and securities purchased under agreements to resell, and money market mutual funds. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods. Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

Investment Securities

Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2015, 2014, or 2013. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Amortized cost basis for investment securities includes adjustments made to the cost for previous other-than-temporary impairment (“OTTI”) recognized in earnings, amortization, accretion, and collection of cash.

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

The Company evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. A decline in the market value of investment securities below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. Substantially all of the Company’s investment securities are debt securities. In estimating OTTI for debt securities, management considers each of the following: (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery in fair value. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time. The Company had no OTTI losses during any year in each of the three years in the period ended December 31, 2015.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock is carried at cost on the consolidated balance sheets under the caption “Other assets.” These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amount outstanding at December 31, 2015 and 2014 was $9.4 million.

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

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $285 thousand and $506 thousand of net deferred loan costs at year-end 2015 and 2014, respectively, included in the carrying amount of loans on the balance sheet, which represents .03% and .05% of average loans outstanding for 2015 and 2014, respectively. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 4 that follows. Similarly, accrued interest receivable on loans was $2.9 million and $3.1 million at year-end 2015 and 2014, respectively, or 0.3% of average loans for both years and has also been omitted from certain information presented in Note 4.

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

Loans Held for Sale

The Company’s operations include a limited amount of mortgage banking. Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal National Mortgage Association, are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $715 thousand and $380 thousand at December 31, 2015 and December 31, 2014, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of mortgage loans, and other fee income were 1.6%, 1.1%, and 1.6% of the Company’s total revenue for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold with servicing retained. Fair value is based on market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, grouping the underlying loans by interest rates. Impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $691 thousand and $694 thousand at December 31, 2015 and 2014, respectively. No impairment of the asset was determined to exist on either of these dates. Mortgage loans serviced for others totaled $200 million and $206 million at December 31, 2015 and 2014, respectively. Mortgage loans serviced for others are not included in the Company’s balance sheets.

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

Intangible Assets

Intangible assets consist of core deposit and customer relationship intangible assets arising from business acquisitions. Intangible assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range between seven and ten years. Such assets are evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary. Core deposit intangibles were fully amortized at year-end 2015 and customer relationship intangibles were fully amortized at year-end 2014.

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

Related Party Transactions

In the ordinary course of business, the Company offers loan and deposit products to its directors, executive officers, and principal shareholders – including affiliated companies of which they are principal owners (“Related Parties”). These products are offered on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties, and these receivables and deposits are included in loans and deposits in the Company’s consolidated balance sheets. Additional information related to these transactions can be found in Note 4 and Note 7.

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

(In thousands) Years Ended December 31,	2015	2014	2013
Legal fees	$221	$212	$169
Commissions and fees related to the sale of repossessed commercial real estate and property management	9	10	9
Insurance premiums/commissions	1	8	8
Other	5	9	6
Total	$236	$239	$192

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

Net income per common share computations were as follows for the years ended December 31, 2015, 2014, and 2013.

(In thousands, except per share data) Years Ended December 31,	2015	2014	2013
Net income, basic and diluted	$14,992	$16,459	$13,446
Less preferred stock dividends and discount accretion	395	1,927	1,951
Net income available to common shareholders, basic and diluted	$14,597	$14,532	$11,495

Average common shares outstanding, basic and diluted	7,494	7,483	7,474

Net income per common share, basic and diluted	$1.95	$1.94	$1.54

Stock options for 22,049 shares of common stock were not included in the determination of diluted net income per common share for 2013 because they were antidilutive. There were no stock options outstanding at year-end 2015 and 2014.

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels which limit the amount of dividends paid to the Company by its bank subsidiaries. Generally, capital distributions are limited to undistributed net income for the current and prior two years.

Restrictions on Cash

The Company is required to maintain funds in cash and/or on deposit with the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The required reserve was $18.0 million and $20.5 million at December 31, 2015 and 2014, respectively.

Equity

Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The Company did not purchase any of its outstanding common shares during 2015 or 2014.

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

The ESPP was approved by the Company’s shareholders in 2004. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of the Company’s common stock through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 6,329, 6,894, and 8,893 shares issued under the plan during 2015, 2014, and 2013, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $31 thousand, $32 thousand, and $36 thousand in 2015, 2014, and 2013, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation.”

	ESPP
	2015	2014	2013
Expected volatility	32.6%	37.4%	45.7%
Dividend yield	-	-	-
Risk-free interest rate	.02	.04	.06
Expected life (in years)	.25	.25	.25

Fair value	$5.08	$4.69	$4.01

Recently Issued But Not Yet Effective Accounting Standards

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU amends U.S. GAAP by removing the concept of extraordinary items, including deleting the definition of “extraordinary items” from the FASB Master Glossary. The revised guidance provides that the nature and financial effects of each event or transaction that is unusual in nature or occurs infrequently or both shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements.

The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments prospectively or retrospectively. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU addresses balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This ASU defers the effective date of the guidance in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2015-14 permits public business entities to apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within those reporting periods. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The Company is evaluating the potential impact of ASU 2014-09 on its consolidated financial position, results of operations, and cash flows, although it currently does not expect there to be a material impact upon adoption.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments include, but are not limited to:

●	Requiring most equity investments to be measured at fair value with changes in fair value recognized in net income;
●	Simplified impairment testing for equity investments without readily determinable fair value;
●	Eliminating disclosure of the method(s) and significant assumptions used in fair value estimates for financial instruments measured at amortized cost for public business entities;
●	Eliminating entry price use for certain fair value disclosures by public business entities – looking forward, exit price will now be required; and
●	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in financial statement notes.

This standard will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods for calendar year-end companies. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

For public companies, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Year Ended December 31,	2015			2014
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$5,174	$(299)	$4,875	$(3,623)	$411	$(3,212)
Other comprehensive (loss) income before reclassifications	(1,850)	(198)	(2,048)	8,734	(801)	7,933
Amounts reclassified from accumulated other comprehensive income	(105)	60	(45)	63	91	154
Net current-period other comprehensive (loss) income	(1,955)	(138)	(2,093)	8,797	(710)	8,087
Ending balance	$3,219	$(437)	$2,782	$5,174	$(299)	$4,875

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Year Ended December 31,	2015	2014
Unrealized gains and losses on available for sale investment securities	$161	$(97)	Investment securities gains (losses), net
	(56)	34	Income tax expense
	$105	$(63)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(51)	$(207)	Salaries and employee benefits
Actuarial (losses) gains	(42)	67	Salaries and employee benefits
	(93)	(140)	Total before tax
	33	49	Income tax expense
	$(60)	$(91)	Net of tax

Total reclassifications for the period	$45	$(154)	Net of tax

3. Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses. The summary is divided into available for sale and held to maturity securities.

December 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$107,135	$309	$538	$106,906
Obligations of states and political subdivisions	147,875	2,604	213	150,266
Mortgage-backed securities – residential	294,140	5,210	1,489	297,861
Mortgage-backed securities – commercial	20,655	52	123	20,584
Corporate debt securities	6,629	11	800	5,840
Mutual funds and equity securities	814	-	69	745
Total securities – available for sale	$577,248	$8,186	$3,232	$582,202
Held To Maturity
Obligations of states and political subdivisions	$3,611	$198	$-	$3,809

December 31, 2014 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$110,094	$369	$1,015	$109,448
Obligations of states and political subdivisions	133,563	2,600	397	135,766
Mortgage-backed securities – residential	363,729	7,959	1,199	370,489
Mortgage-backed securities – commercial	2,515	7	10	2,512
Corporate debt securities	6,639	26	358	6,307
Mutual funds and equity securities	1,889	2	25	1,866
Total securities – available for sale	$618,429	$10,963	$3,004	$626,388
Held To Maturity
Obligations of states and political subdivisions	$3,728	$195	$-	$3,923

At year-end 2015 and 2014, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2015, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2015 consist of investments by the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2015 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,411	$13,440	$-	$-
Due after one year through five years	156,691	157,582	-	-
Due after five years through ten years	76,384	77,491	640	732
Due after ten years	15,153	14,499	2,971	3,077
Mortgage-backed securities	314,795	318,445	-	-
Total	$576,434	$581,457	$3,611	$3,809

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2015	2014	2013

Gross realized gains	$224	$190	$14
Gross realized losses	(53)	253	64
Net realized gain (loss)	$171	$(63)	$(50)

Income tax provision (benefit) related to net realized gain (loss)	$60	$(22)	$(18)

Investment securities with a carrying value of $315 million and $294 million at December 31, 2015 and 2014, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2015 and 2014 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$57,927	$275	$21,576	$263	$79,503	$538
Obligations of states and political subdivisions	30,426	123	8,276	90	38,702	213
Mortgage-backed securities – residential	118,978	851	21,723	638	140,701	1,489
Mortgage-backed securities – commercial	10,882	123	-	-	10,882	123
Corporate debt securities	204	6	5,155	794	5,359	800
Mutual funds and equity securities	481	21	264	48	745	69
Total	$218,898	$1,399	$56,994	$1,833	$275,892	$3,232

	Less than 12 Months		12 Months or More		Total
December 31, 2014 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$22,696	$76	$60,892	$939	$83,588	$1,015
Obligations of states and political subdivisions	20,746	81	21,272	316	42,018	397
Mortgage-backed securities – residential	37,451	82	71,311	1,117	108,762	1,199
Mortgage-backed securities – commercial	-	-	723	10	723	10
Corporate debt securities	76	4	5,525	354	5,601	358
Mutual funds and equity securities	305	11	95	14	400	25
Total	$81,274	$254	$159,818	$2,750	$241,092	$3,004

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

At December 31, 2015, the Company’s investment securities portfolio had gross unrealized losses of $3.2 million, an increase of $228 thousand compared to year-end 2014. Of the total gross unrealized losses at December 31, 2015, $1.8 million or 56.7% relates to investments that have been in a continuous loss position for 12 months or more. Unrealized losses on corporate debt securities and mortgage-backed securities make up $794 thousand and $638 thousand, respectively, of the total unrealized loss on investment securities in a continuous loss position of 12 months or more.

Corporate debt securities in the Company’s investment securities portfolio at December 31, 2015 include single-issuer trust preferred capital securities with an unrealized loss of $793 thousand and a carrying value of $5.1 million. At year-end 2014, these securities had an unrealized loss of $354 thousand. These securities were issued by a national and global financial services firm and were purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2015 an increase in per share common dividend payments and authorization of a common equity purchase plan. The Company does not intend to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at December 31, 2015 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

4. Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2015	2014
Real Estate:
Real estate mortgage – construction and land development	$115,516	$97,045
Real estate mortgage – residential	355,134	361,022
Real estate mortgage – farmland and other commercial enterprises	386,386	375,277
Commercial:
Commercial and industrial	48,379	47,112
States and political subdivisions	17,643	22,369
Lease financing	-	159
Other	23,798	15,547
Consumer:
Secured	6,665	7,963
Unsecured	5,754	5,450
Total loans	959,275	931,944
Less unearned income	-	1
Total loans, net of unearned income	$959,275	$931,943

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $8.3 million and $3.8 million in the aggregate during 2015 and 2014, respectively. The average amount of the purchased loans was $115 thousand for 2015 and $80 thousand for 2014.

Loans with a carrying value of $440 million and $441 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure borrowings and lines of credit. Such borrowings primarily include FHLB advances and short-term borrowing arrangements with the Federal Reserve.

Loans to directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $18.5 million at December 31, 2015. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance at December 31, 2014	$17,924
New loans	11,380
Repayments	(10,973)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	209
Balance at December 31, 2015	$18,540

Activity in the allowance for loan losses by portfolio segment was as follows for each of the three years in the period ended December 31, 2015:

(In thousands)	Real Estate	Commercial	Consumer	Total
2015
Balance at beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(3,099)	(449)	119	(3,429)
Recoveries	463	210	112	785
Loans charged off	(733)	(94)	(182)	(1,009)
Balance at end of period	$9,173	$820	$322	$10,315
2014
Balance at beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(4,922)	620	(62)	(4,364)
Recoveries	624	786	97	1,507
Loans charged off	(1,876)	(1,662)	(214)	(3,752)
Balance at end of period	$12,542	$1,153	$273	$13,968
2013
Balance at beginning of period	$22,254	$1,513	$678	$24,445
Provision for loan losses	(2,432)	(2)	(166)	(2,600)
Recoveries	327	155	221	703
Loans charged off	(1,433)	(257)	(281)	(1,971)
Balance at end of period	$18,716	$1,409	$452	$20,577

The following tables present individually impaired loans by class of loans for the dates indicated.

As of and for the Year Ended December 31, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$9,932	$3,875	$3,372	$7,247	$556	$9,409	$343	$337
Real estate mortgage – residential	8,655	2,502	6,024	8,526	1,278	9,810	448	438
Real estate mortgage – farmland and other commercial enterprises	20,980	4,149	16,703	20,852	681	22,439	890	887
Commercial
Commercial and industrial	399	-	400	400	223	523	16	16
Consumer
Unsecured	156	-	157	157	156	127	6	6
Total	$40,122	$10,526	$26,656	$37,182	$2,894	$42,308	$1,703	$1,684

As of and for the Year Ended December 31, 2014 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$13,656	$6,902	$3,917	$10,819	$744	$13,557	$424	$423
Real estate mortgage – residential	10,256	3,473	6,649	10,122	1,172	11,254	550	535
Real estate mortgage – farmland and other commercial enterprises	23,003	5,247	17,649	22,896	1,359	28,711	1,088	1,070
Commercial
Commercial and industrial	93	22	71	93	71	255	6	5
Consumer
Secured	-	-	-	-	-	6	-	-
Unsecured	25	-	25	25	25	54	4	4
Total	$47,033	$15,644	$28,311	$43,955	$3,371	$53,837	$2,072	$2,037

Year Ended December 31, 2013 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$17,314	$509	$461
Real estate mortgage – residential	12,727	460	445
Real estate mortgage – farmland and other commercial enterprises	32,785	1,546	1,519
Commercial
Commercial and industrial	994	40	40
Consumer
Secured	19	1	1
Unsecured	147	9	9
Total	$63,986	$2,565	$2,475

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2015 and 2014.

December 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,515	$223	$156	$2,894
Collectively evaluated for impairment	6,658	597	166	7,421
Total ending allowance balance	$9,173	$820	$322	$10,315

Loans
Loans individually evaluated for impairment	$36,625	$400	$157	$37,182
Loans collectively evaluated for impairment	820,411	89,420	12,262	922,093
Total ending loan balance, net of unearned income	$857,036	$89,820	$12,419	$959,275

December 31, 2014 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,275	$71	$25	$3,371
Collectively evaluated for impairment	9,267	1,082	248	10,597
Total ending allowance balance	$12,542	$1,153	$273	$13,968

Loans
Loans individually evaluated for impairment	$43,837	$93	$25	$43,955
Loans collectively evaluated for impairment	789,507	85,093	13,388	887,988
Total ending loan balance, net of unearned income	$833,344	$85,186	$13,413	$931,943

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2015 and 2014.

December 31, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$1,567	$3,674	$-
Real estate mortgage – residential	2,485	4,127	-
Real estate mortgage – farmland and other commercial enterprises	4,266	15,503	-
Commercial:
Commercial and industrial	44	384	-
Other	8	-	-
Consumer:
Secured	10	-	-
Unsecured	-	143	-
Total	$8,380	$23,831	$-

December 31, 2014 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate:
Real estate mortgage – construction and land development	$3,744	$3,742	$-
Real estate mortgage – residential	3,474	4,674	-
Real estate mortgage – farmland and other commercial enterprises	4,202	16,004	-
Commercial:
Commercial and industrial	81	-	-
Other	7	-	-
Consumer:
Unsecured	-	9	-
Total	$11,508	$24,429	$-

The Company has allocated $1.9 million and $2.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of December 31, 2015 and 2014, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2015 and 2014.

The Company had three credits modified as troubled debt restructurings during 2015. Additionally, troubled debt restructurings increased as a result of the purchase of a previously-participated portion of a loan to a nonaffiliated bank during the first quarter of 2015. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. There is no further accretion to be recognized. The total outstanding balance related to this credit, which was renewed during June 2015, was $11.2 million at December 31, 2015. This represents 47.2% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015. There were no loans modified as troubled debt restructurings during 2014.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2015
Commercial:
Commercial and industrial	2	$388	$388
Consumer:
Secured	1	145	145
Total	3	$533	$533

The troubled debt restructurings identified above increased the allowance for loan losses by $356 thousand for 2015. There were no charge-offs related to these loans.

There were no payment defaults during 2015 or 2014 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

December 31, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate:
Real estate mortgage – construction and land development	$-	$227	$227	$115,289	$115,516	$-	$1,567
Real estate mortgage – residential	421	1,448	1,869	353,265	355,134	-	2,485
Real estate mortgage – farmland and other commercial enterprises	42	2,376	2,418	383,968	386,386	-	4,266
Commercial:
Commercial and industrial	42	43	85	48,294	48,379	-	44
States and political subdivisions	-	-	-	17,643	17,643	-	-
Other	39	-	39	23,759	23,798	-	8
Consumer:
Secured	9	1	10	6,655	6,665	-	10
Unsecured	18	-	18	5,736	5,754	-	-
Total	$571	$4,095	$4,666	$954,609	$959,275	$-	$8,380

December 31, 2014 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate:
Real estate mortgage – construction and land development	$-	$272	$272	$96,773	$97,045	$-	$3,744
Real estate mortgage – residential	1,395	1,595	2,990	358,032	361,022	-	3,474
Real estate mortgage – farmland and other commercial enterprises	75	3,484	3,559	371,718	375,277	-	4,202
Commercial:
Commercial and industrial	-	13	13	47,099	47,112	-	81
States and political subdivisions	-	-	-	22,369	22,369	-	-
Lease financing, net	-	-	-	158	158	-	-
Other	40	7	47	15,500	15,547	-	7
Consumer:
Secured	58	-	58	7,905	7,963	-	-
Unsecured	16	1	17	5,433	5,450	-	-
Total	$1,584	$5,372	$6,956	$924,987	$931,943	$-	$11,508

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

	Real Estate			Commercial
December 31, 2015 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades:
Pass	$104,383	$324,333	$343,894	$46,934	$17,643	$23,777
Special Mention	1,651	16,225	22,859	937	-	-
Substandard	9,482	14,576	19,633	508	-	21
Doubtful	-	-	-	-	-	-
Total	$115,516	$355,134	$386,386	$48,379	$17,643	$23,798

	Real Estate			Commercial
December 31, 2014 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Lease Financing	Other
Credit risk profile by internally assigned rating grades:
Pass	$81,438	$326,124	$327,019	$45,665	$22,369	$158	$15,526
Special Mention	2,674	16,429	27,855	946	-	-	14
Substandard	12,933	18,469	19,941	501	-	-	7
Doubtful	-	-	462	-	-	-	-
Total	$97,045	$361,022	$375,277	$47,112	$22,369	$158	$15,547

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity:
Performing	$6,655	$5,611	$7,963	$5,441
Nonperforming	10	143	-	9
Total	$6,665	$5,754	$7,963	$5,450

5. Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2015	2014
Construction and land development	$12,997	$17,628
Residential real estate	960	2,219
Farmland and other commercial enterprises	7,886	12,113
Total	$21,843	$31,960

OREO activity for 2015 and 2014 was as follows:

(In thousands)	2015	2014
Beginning balance	$31,960	$37,826
Transfers from loans and other increases	1,514	8,874
Proceeds from sales	(10,342)	(11,336)
Loss on sales, net	(188)	(776)
Write downs and other decreases, net	(1,101)	(2,628)
Ending balance	$21,843	$31,960

At December 31, 2015, the Company had a total of $1.6 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

6. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2015	2014
Land, buildings, and leasehold improvements	$59,708	$59,681
Furniture and equipment	17,586	18,290
Total premises and equipment	77,294	77,971
Less accumulated depreciation and amortization	44,182	43,038
Premises and equipment, net	$33,112	$34,933

Depreciation and amortization of premises and equipment was $3.5 million, $3.5 million, and $3.4 million for 2015, 2014, and 2013, respectively.

7. Deposit Liabilities

Major classifications of deposits are summarized as follows for the dates indicated:

December 31, (In thousands)	2015	2014
Noninterest Bearing	$313,969	$292,788

Interest Bearing
Demand	328,803	335,657
Savings	400,844	363,185
Time	325,378	395,531
Total interest bearing	1,055,025	1,094,373

Total Deposits	$1,368,994	$1,387,161

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(In thousands)	Amount
2016	$206,083
2017	65,718
2018	33,203
2019	12,583
2020	3,968
Thereafter	3,823
Total	$325,378

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250 thousand were $23.3 million and $28.0 million at December 31, 2015 and 2014, respectively.

Deposits from directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $28.1 million and $19.8 million at December 31, 2015 and 2014, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

8. Federal Funds Purchased and Other Short-term Borrowings

Federal funds purchased and other short-term borrowings represent borrowings with an original maturity of one year or less. All of the Company’s short-term borrowings are made up of federal funds purchased and securities sold under agreements to repurchase, which represent borrowings that generally mature one business day following the date of the transaction. Information on federal funds purchased and other short-term borrowings is as follows:

December 31, (Dollars in thousands)	2015	2014
Federal funds purchased and securities sold under agreement to repurchase	$34,353	$28,590
Total short-term	$34,353	$28,590

Average balance during the year	$31,580	$30,428
Maximum month-end balance during the year	39,474	33,568
Average interest rate during the year	.16%	.18%
Average interest rate at year-end	.24	.16

Refer to Note 9 for a summary that includes short-term repurchase agreements disaggregated by the class of securities pledged.

9. Securities Sold Under Agreements to Repurchase and Other Long-term Borrowings

Long-term securities sold under agreements to repurchase and other borrowings represent borrowings with an original maturity of greater than one year. The table below displays a summary of the ending balance and average rate for borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2015	Rate	2014	Rate
Federal Home Loan Bank advances	$18,806	3.98%	$18,961	3.99%
Subordinated notes payable	48,970	1.94	48,970	1.71
Securities sold under agreements to repurchase	101,474	3.90	100,763	3.92
Total long-term borrowings	$169,250	3.34%	$168,694	3.29%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2015, interest rates on all FHLB advances are fixed and range between 2.99% and 5.81%, averaging 3.98%, over a remaining weighted average maturity period of 1.8 years. At December 31, 2014, interest rates on FHLB advances ranged between 2.99% and 5.81%, averaging 3.99%, over a remaining weighted average maturity period of 2.8 years. Long-term FHLB borrowings of $18.0 million at year-end 2015 and 2014 were callable quarterly. None of the long-term FHLB advances are convertible to a floating interest rate.

For FHLB advances, the subsidiary banks pledge FHLB stock and fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans as collateral for these advances as required by the FHLB. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $119 million from the FHLB at year-end 2015.

During 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities. The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern. The trust preferred securities mature September 30, 2035 and are redeemable at any time by the Trust at par. Subsequent to year-end 2015, the Company terminated Trust II as a result of the early extinguishment of debt issued to the trust. Refer to Note 24 for additional information.

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2015 and 2014 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and $23.2 million, respectively. The interest rates in effect as of the last determination date for 2015 were 2.10%, 2.26%, and 1.65% for Trust I, Trust II, and Trust III, respectively. For 2014 these rates were 1.76%, 1.91%, and 1.55% for Trust I Trust II, and Trust III, respectively.

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

The subordinated notes, net of the Company’s investment in the Trusts, may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations. The net amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions. At year-end 2015 and 2014, the Company’s Tier 1 capital included $47.5 million, which represents the full amount of the subordinated notes net of the Company’s investment in the Trusts.

The Company entered into a balance sheet leverage transaction in 2007 whereby it borrowed $200 million in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. The Company is required to secure the borrowed funds by GNMA bonds valued at 106% of the outstanding principal balance. The borrowings have an outstanding balance of $100 million at December 31, 2015, are callable on a quarterly basis, and mature in November 2017. The repurchase agreements are held by three of the Company’s subsidiary banks and are guaranteed by the Parent Company. The Company has $1.5 million of other long-term repurchase agreements outstanding at December 31, 2015 made in the ordinary course of business with commercial customers. The average interest rate related to these other fixed rate borrowings is 0.88%.

Maturities of long-term borrowings at December 31, 2015 are as follows:

(In thousands)	Amount
2016	$716
2017	115,256
2018	3,249
2019	270
2020	789
Thereafter	48,970
Total	$169,250

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

The following table represents the remaining maturity of both short and long-term repurchase agreements disaggregated by the class of securities pledged.

	Remaining Contractual Maturity of the Agreements
December 31, 2015 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$33,151	$1,202	$-	$716	$100,758	$135,827
Total	$33,151	$1,202	$-	$716	$100,758	$135,827

10. Income Taxes

The components of income tax expense are as follows:

December 31, (In thousands)	2015	2014	2013
Currently payable	$3,662	$2,168	$4,908
Deferred	1,631	3,931	(473)
Total applicable to operations	5,293	6,099	4,435
Deferred tax (credited) charged to components of shareholders’ equity:
Unfunded status of postretirement benefits	(74)	(382)	1,589
Net unrealized securities (losses) gains	(1,052)	4,737	(7,019)
Total income taxes	$4,167	$10,454	$(995)

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(5.8)	(5.2)	(6.3)
Nondeductible interest to carry tax-exempt obligations	.2	.2	.3
Premium income not subject to tax	(1.5)	(1.2)	(1.3)
Company-owned life insurance	(1.6)	(1.9)	(1.8)
Uncertain tax position	-	(.3)	(.5)
Other, net	(.2)	.4	(.6)
Effective tax rate on pretax income	26.1%	27.0%	24.8%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

December 31, (In thousands)	2015	2014
Assets
Allowance for loan losses	$3,625	$4,904
Deferred directors’ fees	242	253
Postretirement benefit obligations	5,665	5,164
Other real estate owned	1,968	2,418
Partnership investments	-	372
Self-funded insurance	230	214
Paid time off	756	723
Depreciation	1,440	1,163
Intangibles	2,432	2,813
Other	307	399
Total deferred tax assets	16,665	18,423
Liabilities
Unrealized gains on available for sale investment securities, net	1,734	2,786
Prepaid expenses	306	459
Federal Home Loan Bank stock dividends	1,035	1,087
Deferred loan fees	806	816
Lease financing operations	-	51
Partnership investments	65	-
Total deferred tax liabilities	3,946	5,199
Net deferred tax asset	$12,719	$13,224

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2015	2014
Balance at beginning of year	$-	$66
Reductions to tax positions of prior years	-	(66)
Balance at end of year	$-	$-

At year-end 2015, no unrecognized tax benefits remain that would favorably affect the effective income tax rate in future periods.

The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. There was no amount accrued for interest at December 31, 2015 and 2014. No penalties were accrued or recorded during any year in the three years ended December 31, 2015.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2012.

11. Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. The Company matches voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2015, 2014, or 2013. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with numerous investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds ranging from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. Total retirement plan expense for 2015, 2014, and 2013 was $531 thousand, $483 thousand, and $528 thousand, respectively.

In connection with its acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2015 and 2014.

(In thousands)	2015	2014
Change in Benefit Obligation
Obligation at beginning of year	$583	$774
Service cost	15	12
Interest cost	19	22
Actuarial loss (gain)	19	(189)
Benefit payments	(36)	(36)
Obligation at end of year	$600	$583

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2015	2014
Service cost	$15	$12
Interest cost	19	22
Recognized net actuarial gain	-	(4)
Net periodic benefit cost	$34	$30
Major assumptions:
Discount rate used to determine net period benefit cost	3.22%	4.06%
Discount rate used to determine benefit obligation at year end	3.39	3.22

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2016	$36
2017	36
2018	36
2019	36
2020	62
2021-2025	321
Total	$527

Amounts recognized in accumulated other comprehensive income as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Unrecognized net actuarial gain	$(19)	$(37)
Total	$(19)	$(37)

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial loss	$5
Total	$5

12. Common Stock Options

During 1997, the Company’s Board of Directors approved a nonqualified stock option plan (the “Plan”), subsequently approved by the Company’s shareholders, that provided for the granting of stock options to key employees and officers of the Company. The Plan provided for the granting of options to purchase up to 450,000 shares of the Company’s common stock at a price equal to the fair value of the Company’s common stock on the date the option was granted. The options expired after ten years from the grant date and had to be held for a minimum of one year before they could be exercised. Forfeited options were available for the granting of additional stock options under the Plan.

Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. All unexercised options granted under the Plan expired during 2014 and the Company no longer grants options under the Plan. There were no options exercised or granted in any year in the three-year periods ending December 31, 2015, nor were there any modifications or cash paid to settle stock option awards during those periods.

13. Postretirement Medical Benefits

The Company provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (“Plan 1”). Additional participants are not eligible to be included in Plan 1 unless they met the requirements on this date. There were 38 of such participants in Plan 1 at year-end 2015. During 2003, the Company implemented an additional postretirement health insurance program (“Plan 2”). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 years of age upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded. Employees hired on or after January 1, 2016 are not eligible for benefits under Plan 2. The following schedules set forth a reconciliation of the changes to the benefit obligation and funded status of the plans for the years ended December 31, 2015 and 2014.

(In thousands)	2015	2014
Change in Benefit Obligation
Obligation at beginning of year	$14,792	$12,588
Service cost	739	482
Interest cost	649	569
Actuarial loss	313	1,422
Participant contributions	129	115
Benefit payments	(418)	(384)
Obligation at end of year	$16,204	$14,792

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated. The Company expects benefit payments of $393 thousand for 2016.

(In thousands)	2015	2014
Service cost	$739	$482
Interest cost	649	569
Recognized prior service cost	51	207
Amortization of net actuarial loss (gain)	42	(63)
Net periodic benefit cost	$1,481	$1,195
Major assumptions:
Discount rate used to determine net periodic benefit cost	3.92%	4.93%
Discount rate used to determine benefit obligation as of year end	4.34	3.92
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 6.5%, 6.0%, and 5.5% for 2016, 2017, and 2018, respectively, then grading down by .25% annually to 4.75% for 2021 and thereafter. For dental claims cost, it was 5% for 2016 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$358	$(265)
Effect on accumulated postretirement benefit obligation	3,601	(2,764)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2016	$374
2017	414
2018	445
2019	470
2020	511
2021-2025	3,344
Total	$5,558

Amounts recognized in accumulated other comprehensive income as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Unrecognized net actuarial loss	$566	$295
Unrecognized prior service cost	125	175
Total	$691	$470

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized prior service cost	$50
Total	$50

14. Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2016	$361
2017	223
2018	200
2019	142
2020	110
Thereafter	959
Total	$1,995

Rent expense was $419 thousand, $407 thousand, and $399 thousand for 2015, 2014, and 2013, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $172 million and $161 million at December 31, 2015 and 2014, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $10.5 million and $13.3 million in irrevocable letters of credit outstanding at December 31, 2015 and 2014, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end:

December 31,	2015		2014
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$61,188	$111,202	$60,731	$100,612
Standby letters of credit	2,495	7,999	2,809	10,535
Total	$63,683	$119,201	$63,540	$111,147

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

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2015, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the tables below). Prior to January 1, 2015, this included minimums of Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to “Basel III”) that were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which is set to be phased in beginning in 2016), and changes to how regulatory capital is defined. The Company and each of its bank subsidiaries met the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules at year-end 2015.

As of December 31, 2015, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Common Equity Tier 1 Risk-based, Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital[1]
Consolidated	$172,871	14.91%	$52,184	4.50%	N/A	N/A
Farmers Bank	63,552	15.57	18,366	4.50	$26,529	6.50%
United Bank	65,862	18.67	15,879	4.50	22,936	6.50
First Citizens	28,743	13.55	9,543	4.50	13,784	6.50
Citizens Northern	25,770	14.42	8,044	4.50	11,619	6.50
Tier 1 Risk-based Capital[1]
Consolidated	$220,371	19.00%	$69,579	6.00%	N/A	N/A
Farmers Bank	63,552	15.57	24,488	6.00	$32,651	8.00%
United Bank	65,862	18.67	21,171	6.00	28,228	8.00
First Citizens	28,743	13.55	12,724	6.00	16,965	8.00
Citizens Northern	25,770	14.42	10,725	6.00	14,300	8.00
Total Risk-based Capital [1]
Consolidated	$230,686	19.89%	$92,772	8.00%	N/A	N/A
Farmers Bank	66,728	16.35	32,651	8.00	$40,814	10.00%
United Bank	69,456	19.68	28,228	8.00	35,286	10.00
First Citizens	30,048	14.17	16,965	8.00	21,207	10.00
Citizens Northern	28,004	15.67	14,300	8.00	17,875	10.00
Tier 1 Leverage Capital [2]
Consolidated	$220,371	12.46%	$70,746	4.00%	N/A	N/A
Farmers Bank	63,552	9.20	27,629	4.00	$34,537	5.00%
United Bank	65,862	12.89	20,442	4.00	25,553	5.00
First Citizens	28,743	9.20	12,493	4.00	15,617	5.00
Citizens Northern	25,770	10.79	9,555	4.00	11,943	5.00

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Risk-based Capital[1]
Consolidated	$215,090	19.75%	$43,569	4.00%	N/A	N/A
Farmers Bank	65,744	17.71	14,852	4.00	$22,278	6.00%
United Bank	57,691	18.00	12,820	4.00	19,230	6.00
First Citizens	29,703	13.66	8,700	4.00	13,049	6.00
Citizens Northern	24,575	14.46	6,798	4.00	10,197	6.00
Total Risk-based Capital [1]
Consolidated	$228,710	21.00%	$87,137	8.00%	N/A	N/A
Farmers Bank	69,418	18.70	29,704	8.00	$37,130	10.00%
United Bank	61,728	19.26	25,640	8.00	32,050	10.00
First Citizens	31,094	14.30	17,399	8.00	21,749	10.00
Citizens Northern	26,703	15.71	13,596	8.00	16,995	10.00
Tier 1 Leverage Capital [2]
Consolidated	$215,090	12.04%	$71,461	4.00%	N/A	N/A
Farmers Bank	65,744	9.40	27,965	4.00	$34,956	5.00%
United Bank	57,691	11.08	20,829	4.00	26,037	5.00
First Citizens	29,703	9.44	12,587	4.00	15,734	5.00
Citizens Northern	24,575	10.11	9,723	4.00	12,153	5.00

1Common Equity Tier 1 Risk-based, Tier 1 Risk-based, and Total Risk-based Capital ratios are computed by dividing a bank’s Common Equity Tier 1, Tier 1, or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

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

On June 8, 2015, the Company redeemed the final 10,000 shares of its remaining outstanding Series A preferred stock. The shares were redeemed at the stated liquidation value of $1,000 per share, plus accrued dividends. The Company originally issued 30,000 shares of its Series A preferred stock in 2009. The redemption was the third and final partial redemption of the original shares issued. No additional debt or equity was issued in connection with any of the shares redeemed.

Summary of Regulatory Agreements

United Bank

During January 2014, United Bank entered into a Memorandum of Understanding (“Memorandum”) with the FDIC and Kentucky Department of Financial Institutions (“KDFI”), which replaced regulatory agreements dating back to November 2009 primarily relating to the bank’s level of nonperforming assets. This Memorandum was terminated in March 2015. In connection with the termination of the Memorandum, the Board of Directors of United Bank agreed to adopt a resolution which included many of the same provisions as the Memorandum, including the requirement to seek approval from the FDIC and KDFI prior to the payment of dividends to the Parent Company. United Bank has both complied with and satisfied the terms of the resolution. As of January 2016, all regulatory agreements and board resolutions between the FDIC, KDFI, and United Bank have been terminated.

Citizens Northern

The FDIC and KDFI entered into a Memorandum with Citizens Northern in September 2010. This Memorandum was terminated and replaced in July 2013. The updated Memorandum included provisions that required the bank to maintain a Tier 1 leverage ratio at or above 9.0% and to obtain regulatory approval before declaring or paying a dividend to the Parent Company. The Memorandum was terminated in August 2015 following a joint examination by the FDIC and KDFI, which found satisfactory compliance with the terms of the Memorandum and overall improvement in financial condition.

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

Following is a description of the valuation method used for instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $11.0 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosures for available for sale investment securities as of December 31, 2015 and 2014 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Obligations of U.S. government-sponsored entities	$106,906	$-	$106,906	$-
Obligations of states and political subdivisions	150,266	-	150,266	-
Mortgage-backed securities – residential	297,861	-	297,861	-
Mortgage-backed securities – commercial	20,584	-	20,584	-
Corporate debt securities	5,840	-	5,840	-
Mutual funds and equity securities	745	745	-	-
Total	$582,202	$745	$581,457	$-

December 31, 2014
Obligations of U.S. government-sponsored entities	$109,448	$-	$109,448	$-
Obligations of states and political subdivisions	135,766	-	135,766	-
Mortgage-backed securities – residential	370,489	-	370,489	-
Mortgage-backed securities – commercial	2,512	-	2,512	-
Corporate debt securities	6,307	-	6,307	-
Mutual funds and equity securities	1,866	1,866	-	-
Total	$626,388	$1,866	$624,522	$-

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

The following table represents the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the table only represent assets whose carrying amount has been adjusted by impairment charges during the period in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. With the exception of those calculated using the collateral valuation method, collateral-dependent impaired loan amounts in the tables below exclude restructured loans since they are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,908	$-	$-	$2,908
Real estate mortgage – residential	3,720	-	-	3,720
Total	$6,628	$-	$-	$6,628

OREO
Construction and land development	$2,252	$-	$-	$2,252
Residential real estate	406	-	-	406
Farmland and other commercial enterprises	2,868	-	-	2,868
Total	$5,526	$-	$-	$5,526

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$284	$-	$-	$284
Real estate mortgage – residential	946	-	-	946
Real estate mortgage – farmland and other commercial enterprises	340	-	-	340
Total	$1,570	$-	$-	$1,570

OREO
Construction and land development	$8,123	$-	$-	$8,123
Residential real estate	863	-	-	863
Farmland and other commercial enterprises	5,459	-	-	5,459
Total	$14,445	$-	$-	$14,445

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands) Years Ended December 31,	2015	2014
Impairment charges:
Collateral-dependent impaired loans	$259	$575
OREO	768	1,595
Total	$1,027	$2,170

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As previously discussed, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is often necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2015 and 2014. The upper end of the range identified in the table related to OREO for each year is the result of write-downs on relatively small properties. The weighted average column represents a better indicator of the discounts applied to the appraisals.

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
December 31, 2015
Collateral-dependent impaired loans	$6,628	Discounted appraisals	Marketability discount	0%	-	8.3%	7.9%
OREO	$5,526	Discounted appraisals	Marketability discount	2.3%	-	26.9%	6.5%
December 31, 2014
Collateral-dependent impaired loans	$1,570	Discounted appraisals	Marketability discount	0%	-	6.0%	1.0%
OREO	$14,445	Discounted appraisals	Marketability discount	1.3%	-	19.9%	6.2%

Fair Value of Financial Instruments

The table that follows represents the estimated fair values of the Company’s financial instruments made in accordance with the requirements of ASC Topic 825, “Financial Instruments.” ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and present value or other valuation techniques. These derived fair values are subjective in nature, involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from the disclosure requirements. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Company.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Cash and cash equivalents	$120,493	$120,493	$120,493	$-	$-
Held to maturity investment securities	3,611	3,809	-	3,809	-
Loans, net	948,960	945,809	-	-	945,809
Accrued interest receivable	5,392	5,392	-	5,392	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,368,994	1,369,016	1,043,616	-	325,400
Federal funds purchased and other short-term borrowings	34,353	34,353	-	34,353	-
Securities sold under agreements to repurchase and other long-term borrowings	120,280	126,964	-	126,964	-
Subordinated notes payable to unconsolidated trusts	48,970	31,515	-	-	31,515
Accrued interest payable	851	851	-	851	-

December 31, 2014
Assets
Cash and cash equivalents	$100,914	$100,914	$100,914	$-	$-
Held to maturity investment securities	3,728	3,923	-	3,923	-
Loans, net	917,975	918,697	-	-	918,697
Accrued interest receivable	5,625	5,625	-	5,625	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,387,161	1,388,614	991,630	-	396,984
Federal funds purchased and other short-term borrowings	28,590	28,590	-	28,590	-
Securities sold under agreements to repurchase and other long-term borrowings	119,724	129,244	-	129,244	-
Subordinated notes payable to unconsolidated trusts	48,970	22,594	-	-	22,594
Accrued interest payable	944	944	-	944	-

20. Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2015	2014
Assets
Cash and cash equivalents	$35,964	$32,086
Investment in subsidiaries	191,630	193,390
Other assets	1,243	1,074
Total assets	$228,837	$226,550
Liabilities
Dividends payable	$-	$113
Subordinated notes payable to unconsolidated trusts	48,970	48,970
Other liabilities	4,169	4,538
Total liabilities	53,139	53,621
Shareholders’ Equity
Preferred stock	-	10,000
Common stock	937	936
Capital surplus	51,608	51,344
Retained earnings	120,371	105,774
Accumulated other comprehensive income	2,782	4,875
Total shareholders’ equity	175,698	172,929
Total liabilities and shareholders’ equity	$228,837	$226,550

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, (In thousands)	2015	2014	2013
Income
Dividends from subsidiaries	$14,426	$16,525	$14,566
Interest	12	28	29
Other noninterest income	2,555	3,132	3,740
Total income	16,993	19,685	18,335
Expense
Interest expense – subordinated notes payable to unconsolidated trusts	866	844	864
Noninterest expense	4,938	3,977	3,980
Total expense	5,804	4,821	4,844
Income before income tax benefit and equity in undistributed income of subsidiaries	11,189	14,864	13,491
Income tax benefit	(1,076)	(555)	(428)
Income before equity in undistributed income of subsidiaries	12,265	15,419	13,919
Equity in undistributed income (loss) of subsidiaries	2,727	1,040	(473)
Net income	14,992	16,459	13,446
Other comprehensive income (loss)	(2,093)	8,087	(10,081)
Comprehensive income	$12,899	$24,546	$3,365

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$14,992	$16,459	$13,446
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(2,727)	(1,040)	473
Noncash employee stock purchase plan expense	4	4	4
Noncash director fee compensation	104	82	-
Change in other assets and liabilities, net	582	454	(799)
Deferred income tax (benefit) expense	(54)	17	(62)
Net cash provided by operating activities	12,901	15,976	13,062
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary	1,355	1,500	-
Net cash provided by investing activities	1,355	1,500	-
Cash Flows From Financing Activities
Redemption of preferred stock	(10,000)	(20,000)	-
Dividends paid, preferred stock	(508)	(1,990)	(1,500)
Shares issued under employee stock purchase plan	130	129	133
Net cash used in financing activities	(10,378)	(21,861)	(1,367)
Net increase (decrease) in cash and cash equivalents	3,878	(4,385)	11,695
Cash and cash equivalents at beginning of year	32,086	36,471	24,776
Cash and cash equivalents at end of year	$35,964	$32,086	$36,471

21.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2015	March 31	June 30	Sept. 30	Dec. 31
Interest income	$15,220	$15,721	$15,123	$15,172
Interest expense	2,217	2,148	2,158	2,118
Net interest income	13,003	13,573	12,965	13,054
Provision for loan losses	(1,545)	(264)	(898)	(722)
Net interest income after provision for loan losses	14,548	13,837	13,863	13,776
Noninterest income	5,441	5,508	5,689	5,573
Noninterest expense	14,510	14,474	14,281	14,685
Income before income taxes	5,479	4,871	5,271	4,664
Income tax expense	1,405	1,369	1,439	1,080
Net income	4,074	3,502	3,832	3,584
Less preferred stock dividends and discount accretion	225	170	-	-
Net income available to common shareholders	$3,849	$3,332	$3,832	$3,584
Net income per common share, basic and diluted	$.51	$.44	$.51	$.48
Weighted average common shares outstanding, basic and diluted	7,490	7,492	7,495	7,497

(In thousands, except per share data)
Quarters Ended 2014	March 31	June 30	Sept. 30	Dec. 31
Interest income	$16,374	$16,331	$15,976	$15,671
Interest expense	2,695	2,604	2,513	2,341
Net interest income	13,679	13,727	13,463	13,330
Provision for loan losses	132	(1,388)	(1,536)	(1,572)
Net interest income after provision for loan losses	13,547	15,115	14,999	14,902
Noninterest income	5,373	5,991	6,142	5,767
Noninterest expense	14,430	14,323	15,751	14,774
Income before income taxes	4,490	6,783	5,390	5,895
Income tax expense	1,120	1,959	1,283	1,737
Net income	3,370	4,824	4,107	4,158
Less preferred stock dividends and discount accretion	537	563	450	377
Net income available to common shareholders	$2,833	$4,261	$3,657	$3,781
Net income per common share, basic and diluted	$.38	$.57	$.49	$.51
Weighted average common shares outstanding, basic and diluted	7,479	7,482	7,485	7,487

22. Intangible Assets

Acquired core deposit intangible assets were as follows as of December 31 for the years indicated.

	2015			2014
Amortized Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core deposit intangibles	$-	$-	$-	$4,524	$4,075	$449
Total	$-	$-	$-	$4,524	$4,075	$449

Aggregate amortization expense of core deposit and customer relationship intangible assets was $449 thousand, $405 thousand, and $540 thousand for 2015, 2014, and 2013, respectively. Customer relationship intangibles in the amount of $2.4 million recorded in connection with a prior business acquisition during 2004 were removed from the gross carrying amount and accumulated amortization for 2014 due to being fully amortized. Core deposit intangibles in the amount of $4.5 million have been removed from the gross carrying amount and accumulated amortization for 2015 due to being fully amortized.

23. Preferred Stock

On January 9, 2009, as part of the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program (“CPP”), the Company issued 30,000 shares of Series A, no par value cumulative perpetual preferred stock to the Treasury for $30.0 million. The Company also issued a warrant to the Treasury as part of the CPP. In June 2012, the Treasury conducted an auction in which it sold all of its investment in the Company’s Series A preferred stock to private investors. The Company received no proceeds as part of the transaction. In July 2012, the Company repurchased the warrant it issued to the Treasury. Upon settlement of the warrant repurchase, the Treasury had no remaining equity stake in the Company.

The Company redeemed 20,000 shares of its outstanding preferred stock during 2014 at its stated liquidation value of $1 thousand per share, plus accrued dividends. The shares were approved and redeemed in two separate partial redemptions of 10,000 shares each, one of which occurred in second quarter and the other in the fourth quarter.

On June 8, 2015, the Company redeemed the final 10,000 shares of its Series A preferred stock. The shares were redeemed at the stated liquidation value of $1 thousand per share, plus accrued dividends. The redemption was the third and final partial redemption of the original shares issued. No additional debt or equity was issued in connection with any of the shares redeemed.

24. Subsequent Events

Extinguishment of Subordinated Debt

In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued to the trust and recorded a related pretax gain of $4.1 million. Trust II was a Delaware statutory trust established by the Company in 2005 for the purpose of issuing preferred securities through a private offering. The proceeds from the offering were loaned to the Company in exchange for junior subordinated debentures with terms that parallel those of the preferred securities.

The Company became aware that all $15 million of the trust preferred securities issued by Trust II would be auctioned off as part of the liquidation of a larger pooled collateralized debt obligation. The Company placed a bid of $10.9 million for the securities, which was accepted by the trustee. The Company then canceled the preferred and common securities issued by the trust and extinguished the debentures. Since the accepted bid was less than the $15 million carrying value, the Company recognized a gain on the early extinguishment of debt upon cancellation, which occurred in the first quarter of 2016.

Announcement of Common Dividend

On January 25, 2016, the Company announced that its Board of Directors approved a quarterly cash dividend on the Company’s common stock of $0.07 per share. This is the first dividend on common stock declared by the Company since the fourth quarter of 2009. The dividend is payable on April 1, 2016 to shareholders of record at the close of business on March 1, 2016.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

BKD, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The audit report on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on page 72.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer[1]	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	69	President and Chief Executive Officer, Director[2]	23[3]

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

The Company has adopted a Code of Ethics that applies to the Company’s directors, officers, and employees, including the Company’s chief executive officer and chief financial officer. The Company makes available its Code of Ethics on its Internet website at www.farmerscapital.com. Any amendments to the Code of Ethics and any waiver applicable to the Company’s chief executive officer and chief financial officer will also be posted on the website.

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 10, 2016, which will be filed with the Commission on or about April 1, 2016, pursuant to Regulation 14A.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 10, 2016, which will be filed with the Commission on or about April 1, 2016, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company is included in Part II, Item 8 on pages 71 through 124:

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

3.4	Amended and Restated Bylaws of Farmers Capital Bank Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (File No. 000-14412)).

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

10.6

Amendment No. 3 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2015).

10.7	Employment agreement dated December 17, 2013 between Farmers Capital Bank Corporation and Rickey D. Harp (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013).

10.8	Employment agreement dated October 28, 2014 between Farmers Capital Bank Corporation and Mark A. Hampton (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2014).

10.9	Employment agreement dated November 18, 2015 between Farmers Capital Bank Corporation and J. David Smith, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 19, 2015).

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer and Director	March 11, 2016
Lloyd C. Hillard, Jr.	(principal executive officer of the Registrant)

/s/ R. Terry Bennett	Chairman	March 3, 2016
R. Terry Bennett

/s/ David Y. Phelps	Vice Chairman	March 2, 2016
David Y. Phelps

/s/ J. Barry Banker	Director	February 25, 2016
J. Barry Banker

/s/ Michael J. Crawford	Director	February 26, 2016
Michael J. Crawford

/s/ John R. Farris	Director	March 2, 2016
John R. Farris

/s/ William C. Nash	Director	February 29, 2016
Dr. William C. Nash

/s/ David R. O’Bryan	Director	March 1, 2016
David R. O’Bryan

/s/ Fred N. Parker	Director	March 1, 2016
Fred N. Parker

/s/ Marvin E. Strong, Jr.	Director	February 29, 2016
Marvin E. Strong, Jr.

/s/ Fred Sutterlin	Director	March 2, 2016
Fred Sutterlin

/s/ Judy Worth	Director	March 3, 2016
Judy Worth

/s/ Mark A. Hampton	Executive Vice President, Chief Financial Officer, and Secretary	March 11, 2016
Mark A. Hampton	(principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	132

23.1	Consent of Independent Registered Public Accounting Firm	133

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	134

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	135

32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	136