Form 10-Q
period 2016-03-31
FARMERS CAPITAL BANK CORP
filed 2016-05-09
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

7,502,447 shares outstanding at May 1, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46

SIGNATURES	48

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$23,472	$28,392
Interest bearing deposits in other banks	84,471	74,758
Federal funds sold and securities purchased under agreements to resell	2,517	6,343
Money market mutual funds	3,828	11,000
Total cash and cash equivalents	114,288	120,493
Investment securities:
Available for sale, amortized cost of $577,678 (2016) and $577,248 (2015)	586,682	582,202
Held to maturity, fair value of $3,826 (2016) and $3,809 (2015)	3,598	3,611
Total investment securities	590,280	585,813
Loans, net of unearned income	962,289	959,275
Allowance for loan losses	(9,828)	(10,315)
Loans, net	952,461	948,960
Premises and equipment, net	32,602	33,112
Company-owned life insurance	30,235	30,269
Other real estate owned	20,998	21,843
Other assets	31,838	35,460
Total assets	$1,772,702	$1,775,950
Liabilities
Deposits:
Noninterest bearing	$316,363	$313,969
Interest bearing	1,058,096	1,055,025
Total deposits	1,374,459	1,368,994
Federal funds purchased and other short-term borrowings	34,487	34,353
Securities sold under agreements to repurchase and other long-term borrowings	120,044	120,280
Subordinated notes payable to unconsolidated trusts	33,506	48,970
Dividends payable, common stock	525	-
Other liabilities	25,629	27,655
Total liabilities	1,588,650	1,600,252
Shareholders’ Equity
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,501,815 and 7,499,748 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	938	937
Capital surplus	51,664	51,608
Retained earnings	126,026	120,371
Accumulated other comprehensive income	5,424	2,782
Total shareholders’ equity	184,052	175,698
Total liabilities and shareholders’ equity	$1,772,702	$1,775,950

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Interest Income
Interest and fees on loans	$12,090	$11,716
Interest on investment securities:
Taxable	2,509	2,795
Nontaxable	630	656
Interest on deposits in other banks	95	50
Interest on federal funds sold and securities purchased under agreements to resell	6	3
Total interest income	15,330	15,220
Interest Expense
Interest on deposits	646	821
Interest on federal funds purchased and other short-term borrowings	24	10
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,186	1,176
Interest on subordinated notes payable to unconsolidated trusts	187	210
Total interest expense	2,043	2,217
Net interest income	13,287	13,003
Provision for loan losses	(473)	(1,545)
Net interest income after provision for loan losses	13,760	14,548
Noninterest Income
Service charges and fees on deposits	1,867	1,772
Allotment processing fees	874	1,190
Other service charges, commissions, and fees	1,282	1,267
Trust income	654	571
Investment securities gains, net	83	120
Gains on sale of mortgage loans, net	200	165
Income from company-owned life insurance	325	241
Gain on debt extinguishment	4,050	-
Other	207	115
Total noninterest income	9,542	5,441
Noninterest Expense
Salaries and employee benefits	7,979	8,320
Occupancy expenses, net	1,190	1,227
Equipment expenses	629	618
Data processing and communication expenses	1,120	1,055
Bank franchise tax	599	605
Amortization of intangibles	-	112
Deposit insurance expense	298	400
Other real estate expenses, net	639	45
Legal expenses	167	212
Other	1,786	1,916
Total noninterest expense	14,407	14,510
Income before income taxes	8,895	5,479
Income tax expense	2,715	1,405
Net income	6,180	4,074
Less preferred stock dividends	-	225
Net income available to common shareholders	$6,180	$3,849
Per Common Share
Net income – basic and diluted	$.82	$.51
Cash dividends declared	.07	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,500	7,490

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net Income	$6,180	$4,074
Other comprehensive income:
Unrealized holding gain on available for sale securities arising during the period on securities held at end of period, net of tax of $1,501 and $1,023, respectively	2,787	1,899

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $83 and $39, respectively	(154)	(72)

Change in unfunded portion of postretirement benefit obligation, net of tax of $5 and $(665), respectively	9	(1,236)
Other comprehensive income	2,642	591
Comprehensive income	$8,822	$4,665

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated
						Other	Total
Three months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2016 and 2015	Stock	Shares	Amount	Surplus	Earnings	Income	Equity
Balance at January 1, 2016	$-	7,500	$937	$51,608	$120,371	$2,782	$175,698
Net income	-	-	-	-	6,180	-	6,180
Other comprehensive income	-	-	-	-	-	2,642	2,642
Cash dividends declared – common, $.07 per share	-	-	-	-	(525)	-	(525)
Shares issued under director compensation plan	-	1	-	17	-	-	17
Shares issued pursuant to employee stock purchase plan	-	1	1	30	-	-	31
Expense related to employee stock purchase plan	-	-	-	9	-	-	9
Balance at March 31, 2016	$-	7,502	$938	$51,664	$126,026	$5,424	$184,052

Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	4,074	-	4,074
Other comprehensive income	-	-	-	-	-	591	591
Cash dividends declared – preferred, $22.50 per share	-	-	-	-	(225)	-	(225)
Shares issued under director compensation plan	-	1	-	18	-	-	18
Shares issued pursuant to employee stock purchase plan	-	2	-	30	-	-	30
Expense related to employee stock purchase plan	-	-	-	8	-	-	8
Balance at March 31, 2015	$10,000	7,492	$936	$51,400	$109,623	$5,466	$177,425

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$6,180	$4,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	899	1,031
Net premium amortization of investment securities:
Available for sale	962	1,045
Held to maturity	13	13
Provision for loan losses	(473)	(1,545)
Deferred income tax expense	72	26
Noncash employee stock purchase plan expense	9	8
Noncash director fee compensation	17	18
Mortgage loans originated for sale	(6,890)	(6,474)
Proceeds from sale of mortgage loans	7,362	6,858
Gain on sale of mortgage loans, net	(200)	(165)
Net loss (gain) on sale and write downs of other real estate	618	(74)
Gain on debt extinguishment	(4,050)	-
Net gain on sale of available for sale investment securities	(83)	(120)
Increase in cash surrender value of company-owned life insurance	(226)	(224)
Death benefits in excess of cash surrender value on company-owned life insurance	(81)	-
Decrease in accrued interest receivable	281	264
Decrease in other assets	1,799	1,399
Decrease in accrued interest payable	(6)	(59)
Decrease in other liabilities	(2,006)	(608)
Net cash provided by operating activities	4,197	5,467
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	39,097	26,074
Proceeds from sale of available for sale investment securities	26,925	9,407
Purchase of available for sale investment securities	(67,330)	(56,243)
Purchase of restricted stock investments, net	(472)	-
Loans originated for investment (greater) less than principal collected, net	(3,841)	10,288
Purchase of loans	(375)	(6,062)
Principal collected on purchased loans	855	202
Proceeds from death benefits of company-owned life insurance	341	-
Purchase of premises and equipment	(334)	(433)
Proceeds from sale of other real estate	288	2,455
Net cash used in investing activities	(4,846)	(14,312)
Cash Flows from Financing Activities
Net increase in deposits	5,465	29,215
Net increase (decrease) in federal funds purchased and other short-term borrowings	134	(2,207)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	3	2
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(239)	(36)
Cash paid to extinguish long-term debt	(10,950)	-
Dividends paid, preferred stock	-	(225)
Shares issued under employee stock purchase plan	31	30
Net cash (used in) provided by financing activities	(5,556)	26,779
Net (decrease) increase in cash and cash equivalents	(6,205)	17,934
Cash and cash equivalents at beginning of year	120,493	100,914
Cash and cash equivalents at end of period	$114,288	$118,848
Supplemental Disclosures
Cash paid during the period for interest	$2,049	$2,276
Transfers from loans to other real estate	551	175
Sale and financing of other real estate	490	85
Cash dividends payable, common	525	-
Cash dividends payable, preferred	-	113
Cancelation of investment in Farmers Capital Bank Trust II	464	-
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	15,464	-

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

The Company has two active nonbank subsidiaries, FCB Services, Inc. (“FCB Services”), and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive property and casualty insurance company insuring primarily deductible exposures and uncovered liability related to properties of the Company. The Company has two subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

The Company provides financial services at its 34 locations in 21 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

2. Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$3,219	$(437)	$2,782	$5,174	$(299)	$4,875
Other comprehensive income (loss) before reclassifications	2,787	-	2,787	1,899	(1,251)	648
Amounts reclassified from accumulated other comprehensive income	(154)	9	(145)	(72)	15	(57)
Net current-period other comprehensive income (loss)	2,633	9	2,642	1,827	(1,236)	591
Ending balance	$5,852	$(428)	$5,424	$7,001	$(1,535)	$5,466

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Unrealized gains and losses on available for sale investment securities	$237	$111	Investment securities gains, net
	(83)	(39)	Income tax expense
	$154	$72	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(13)	$(13)	Salaries and employee benefits
Actuarial losses	(1)	(10)	Salaries and employee benefits
	(14)	(23)	Total before tax
	5	8	Income tax benefit
	$(9)	$(15)	Net of tax

Total reclassifications for the period	$145	$57	Net of tax

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

Portfolio Segment	Class

Real estate loans	Real estate mortgage – construction and land development Real estate mortgage – residential Real estate mortgage – farmland and other commercial enterprises
Commercial loans	Commercial and industrial Depository institutions Agriculture production and other loans to farmers States and political subdivisions Other
Consumer loans	Secured Unsecured

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU clarifies how an entity should assess whether it is the principal or the agent in contracts that include three or more parties and that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In addition to clarifying the guidance on principal-versus-agent considerations, the ASU amends certain existing illustrative examples in the revenue standard and adds additional illustrative examples to clarify how an entity would assess whether it is the principal or the agent in a revenue transaction. The amendments in this ASU are effective at the same time as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to improve the accounting for employee share-based payments. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification on the statement of cash flows. ASU No. 2016-09 is effective for the Company in an annual and interim reporting periods beginning after December 15, 2016. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In April 2016, the FASB ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This ASU is effective for the Company in an annual and interim reporting periods beginning after December 15, 2017. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

Net income per common share computations was as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015

Net income, basic and diluted	$6,180	$4,074
Less preferred stock dividends	-	225
Net income available to common shareholders, basic and diluted	$6,180	$3,849

Average common shares issued and outstanding, basic and diluted	7,500	7,490

Net income per common share, basic and diluted	$.82	$.51

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2016 and December 31, 2015. The summary is divided into available for sale and held to maturity investment securities.

March 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$121,411	$751	$11	$122,151
Obligations of states and political subdivisions	126,300	2,783	117	128,966
Mortgage-backed securities – residential	300,220	6,946	208	306,958
Mortgage-backed securities – commercial	21,467	249	6	21,710
Corporate debt securities	7,363	16	1,352	6,027
Mutual funds and equity securities	917	-	47	870
Total securities – available for sale	$577,678	$10,745	$1,741	$586,682
Held To Maturity
Obligations of states and political subdivisions	$3,598	$228	$-	$3,826

December 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$107,135	$309	$538	$106,906
Obligations of states and political subdivisions	147,875	2,604	213	150,266
Mortgage-backed securities – residential	294,140	5,210	1,489	297,861
Mortgage-backed securities – commercial	20,655	52	123	20,584
Corporate debt securities	6,629	11	800	5,840
Mutual funds and equity securities	814	-	69	745
Total securities – available for sale	$577,248	$8,186	$3,232	$582,202
Held To Maturity
Obligations of states and political subdivisions	$3,611	$198	$-	$3,809

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2016, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2016 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$11,605	$11,634	$-	$-
Due after one year through five years	163,820	165,394	-	-
Due after five years through ten years	66,708	68,367	640	740
Due after ten years	12,941	11,749	2,958	3,086
Mortgage-backed securities	321,687	328,668	-	-
Total	$576,761	$585,812	$3,598	$3,826

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015

Gross realized gains	$162	$130
Gross realized losses	79	10
Net realized gain	$83	$120

Investment securities with unrealized losses at March 31, 2016 and December 31, 2015 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$19,509	$6	$9,992	$5	$29,501	$11
Obligations of states and political subdivisions	20,199	106	5,338	11	25,537	117
Mortgage-backed securities – residential	5,814	5	27,245	203	33,059	208
Mortgage-backed securities – commercial	2,567	6	-	-	2,567	6
Corporate debt securities	150	1	4,605	1,351	4,755	1,352
Mutual funds and equity securities	595	10	275	37	870	47
Total	$48,834	$134	$47,455	$1,607	$96,289	$1,741

	Less than 12 Months		12 Months or More		Total
December 31, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$57,927	$275	$21,576	$263	$79,503	$538
Obligations of states and political subdivisions	30,426	123	8,276	90	38,702	213
Mortgage-backed securities – residential	118,978	851	21,723	638	140,701	1,489
Mortgage-backed securities – commercial	10,882	123	-	-	10,882	123
Corporate debt securities	204	6	5,155	794	5,359	800
Mutual funds and equity securities	481	21	264	48	745	69
Total	$218,898	$1,399	$56,994	$1,833	$275,892	$3,232

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

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2016 include single-issuer trust preferred capital securities with an unrealized loss of $1.4 million and a carrying value of $4.6 million. At year-end 2015, these securities had an unrealized loss of $793 thousand. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2016 an increase in their common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at March 31, 2016 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	March 31, 2016	December 31, 2015

Real Estate
Real estate mortgage – construction and land development	$123,093	$115,516
Real estate mortgage – residential	349,725	355,134
Real estate mortgage – farmland and other commercial enterprises	390,097	386,386
Commercial
Commercial and industrial	48,243	48,379
States and political subdivisions	20,013	17,643
Other	21,547	23,798
Consumer
Secured	4,583	6,665
Unsecured	4,988	5,754
Total loans	962,289	959,275
Less unearned income	-	-
Total loans, net of unearned income	$962,289	$959,275

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

Three months ended March 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$9,173	$820	$322	$10,315
Provision for loan losses	(453)	(6)	(14)	(473)
Recoveries	52	36	32	120
Loans charged off	(63)	(11)	(60)	(134)
Balance, end of period	$8,709	$839	$280	$9,828

Three months ended March 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(1,211)	(290)	(44)	(1,545)
Recoveries	286	16	37	339
Loans charged off	(95)	(13)	(48)	(156)
Balance, end of period	$11,522	$866	$218	$12,606

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,602	$3,582	$3,358	$6,940	$538
Real estate mortgage – residential	8,970	2,897	6,028	8,925	1,248
Real estate mortgage – farmland and other commercial enterprises	23,655	7,124	16,402	23,526	530
Commercial
Commercial and industrial	418	23	396	419	219
Consumer
Unsecured	154	-	154	154	154
Total	$42,799	$13,626	$26,338	$39,964	$2,689

December 31, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,932	$3,875	$3,372	$7,247	$556
Real estate mortgage – residential	8,655	2,502	6,024	8,526	1,278
Real estate mortgage – farmland and other commercial enterprises	20,980	4,149	16,703	20,852	681
Commercial
Commercial and industrial	399	-	400	400	223
Consumer
Unsecured	156	-	157	157	156
Total	$40,122	$10,526	$26,656	$37,182	$2,894

Three Months Ended March 31, 2016 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$8,292	$47	$47
Real estate mortgage – residential	9,035	103	99
Real estate mortgage – farmland and other commercial enterprises	23,791	269	263
Commercial
Commercial and industrial	420	4	4
Consumer
Unsecured	156	2	1
Total	$41,694	$425	$414

Three Months Ended March 31, 2015 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$11,124	$81	$80
Real estate mortgage – residential	10,453	121	121
Real estate mortgage – farmland and other commercial enterprises	25,417	280	277
Commercial
Commercial and industrial	435	1	1
Consumer
Unsecured	24	-	-
Total	$47,453	$483	$479

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2016 and December 31, 2015.

March 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,316	$219	$154	$2,689
Collectively evaluated for impairment	6,393	620	126	7,139
Total ending allowance balance	$8,709	$839	$280	$9,828

Loans
Loans individually evaluated for impairment	$39,391	$419	$154	$39,964
Loans collectively evaluated for impairment	823,524	89,384	9,417	922,325
Total ending loan balance, net of unearned income	$862,915	$89,803	$9,571	$962,289

December 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,515	$223	$156	$2,894
Collectively evaluated for impairment	6,658	597	166	7,421
Total ending allowance balance	$9,173	$820	$322	$10,315

Loans
Loans individually evaluated for impairment	$36,625	$400	$157	$37,182
Loans collectively evaluated for impairment	820,411	89,420	12,262	922,093
Total ending loan balance, net of unearned income	$857,036	$89,820	$12,419	$959,275

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2016 and December 31, 2015.

March 31, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$1,368	$3,667	$-
Real estate mortgage – residential	2,552	4,097	-
Real estate mortgage – farmland and other commercial enterprises	3,520	15,399	-
Commercial
Commercial and industrial	84	382	-
Other	7	-	-
Consumer
Secured	8	-	-
Unsecured	1	142	-
Total	$7,540	$23,687	$-

December 31, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$1,567	$3,674	$-
Real estate mortgage – residential	2,485	4,127	-
Real estate mortgage – farmland and other commercial enterprises	4,266	15,503	-
Commercial
Commercial and industrial	44	384	-
Other	8	-	-
Consumer
Secured	10	-	-
Unsecured	-	143	-
Total	$8,380	$23,831	$-

The Company has allocated $1.8 million and $1.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of March 31, 2016 and December 31, 2015, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2016 and December 31, 2015.

The Company had no credits during the first three months of 2016 or 2015 that were modified as troubled debt restructurings. Troubled debt restructurings increased during the first quarter of 2015 resulting from the purchase of a previously-participated portion of a loan to a nonaffiliated bank. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. There is no further accretion to be recognized. The total outstanding balance related to this credit, which was renewed in June 2015, was $11.2 million at March 31, 2016. This represents 47.2% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$228	$228	$122,865	$123,093
Real estate mortgage – residential	1,298	1,131	2,429	347,296	349,725
Real estate mortgage – farmland and other commercial enterprises	-	2,164	2,164	387,933	390,097
Commercial
Commercial and industrial	-	84	84	48,159	48,243
States and political subdivisions	-	-	-	20,013	20,013
Other	28	-	28	21,519	21,547
Consumer
Secured	8	-	8	4,575	4,583
Unsecured	13	76	89	4,899	4,988
Total	$1,347	$3,683	$5,030	$957,259	$962,289

December 31, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$227	$227	$115,289	$115,516
Real estate mortgage – residential	421	1,448	1,869	353,265	355,134
Real estate mortgage – farmland and other commercial enterprises	42	2,376	2,418	383,968	386,386
Commercial
Commercial and industrial	42	43	85	48,294	48,379
States and political subdivisions	-	-	-	17,643	17,643
Other	62	-	62	23,736	23,798
Consumer
Secured	9	1	10	6,655	6,665
Unsecured	18	-	18	5,736	5,754
Total	$594	$4,095	$4,689	$954,586	$959,275

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

	Real Estate			Commercial
March 31, 2016 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$113,284	$320,150	$349,944	$46,908	$20,013	$21,541
Special Mention	1,469	15,443	21,391	819	-	-
Substandard	8,340	14,132	18,762	516	-	6
Doubtful	-	-	-	-	-	-
Total	$123,093	$349,725	$390,097	$48,243	$20,013	$21,547

	Real Estate			Commercial
December 31, 2015 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$104,383	$324,333	$343,894	$46,934	$17,643	$23,777
Special Mention	1,651	16,225	22,859	937	-	-
Substandard	9,482	14,576	19,633	508	-	21
Doubtful	-	-	-	-	-	-
Total	$115,516	$355,134	$386,386	$48,379	$17,643	$23,798

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,575	$4,845	$6,655	$5,611
Nonperforming	8	143	10	143
Total	$4,583	$4,988	$6,665	$5,754

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Construction and land development	$12,703	$12,997
Residential real estate	850	960
Farmland and other commercial enterprises	7,445	7,886
Total	$20,998	$21,843

OREO activity for the three months ended March 31, 2016 and 2015 was as follows:

Three months ended March 31, (In thousands)	2016	2015
Beginning balance	$21,843	$31,960
Transfers from loans and other increases	551	206
Proceeds from sales	(778)	(2,540)
(Loss) gain on sales, net	(21)	74
Write downs and other decreases, net	(597)	-
Ending balance	$20,998	$29,700

At March 31, 2016, the Company had a total of $1.7 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

The following table represents the remaining maturity of repurchase agreements disaggregated by the class of securities pledged.

	Remaining Contractual Maturity of the Agreements
March 31, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$33,087	$517	$-	$1,400	$100,759	$135,763
Total	$33,087	$517	$-	$1,400	$100,759	$135,763

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2016 and 2015.

Three months ended March 31, (In thousands)	2016	2015
Service cost	$159	$185
Interest cost	171	162
Recognized prior service cost	13	13
Recognized net actuarial loss	-	10
Net periodic benefit cost	$343	$370

The Company expects benefit payments of $393 thousand for 2016, of which $81 thousand have been made during the first three months of 2016.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated:

	March 31, 2016				December 31, 2015
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	15.43%	18.24%	19.09%	11.96%	14.91%	19.00%	19.89%	12.46%
Farmers Bank	16.07	16.07	16.79	9.48	15.57	15.57	16.35	9.20
United Bank	18.43	18.43	19.40	12.93	18.67	18.67	19.68	12.89
First Citizens	14.35	14.35	14.96	9.80	13.55	13.55	14.17	9.20
Citizens Northern	14.80	14.80	16.02	10.67	14.42	14.42	15.67	10.79

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $3.8 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Available for sale investment securities are the Company’s only balance sheet item that meets the disclosure requirements for instruments measured at fair value on a recurring basis. Disclosures as of March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
Obligations of U.S. government-sponsored entities	$122,151	$-	$122,151	$-
Obligations of states and political subdivisions	128,966	-	128,966	-
Mortgage-backed securities – residential	306,958	-	306,958	-
Mortgage-backed securities – commercial	21,710	-	21,710	-
Corporate debt securities	6,027	-	6,027	-
Mutual funds and equity securities	870	870	-	-
Total	$586,682	$870	$585,812	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Obligations of U.S. government-sponsored entities	$106,906	$-	$106,906	$-
Obligations of states and political subdivisions	150,266	-	150,266	-
Mortgage-backed securities – residential	297,861	-	297,861	-
Mortgage-backed securities – commercial	20,584	-	20,584	-
Corporate debt securities	5,840	-	5,840	-
Mutual funds and equity securities	745	745	-	-
Total	$582,202	$745	$581,457	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$88	$-	$-	$88
Real estate mortgage – farmland and other commercial enterprises	5	-	-	5
Total	$93	$-	$-	$93

OREO
Construction and land development	$2,442	-	-	2,442
Residential real estate	14	-	-	14
Farmland and other commercial enterprises	423	-	-	423
Total	$2,879	$-	$-	$2,879

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Collateral-dependent Impaired Loans
Real estate mortgage - construction and land development	$2,908	$-	$-	$2,908
Real estate mortgage - residential	3,720	-	-	3,720
Total	$6,628	$-	$-	$6,628

OREO
Construction and land development	$2,252	$-	$-	$2,252
Residential real estate	406	-	-	406
Farmland and other commercial enterprises	2,868	-	-	2,868
Total	$5,526	$-	$-	$5,526

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended March 31,	2016	2015
Impairment charges:
Collateral-dependent impaired loans	$41	$49
OREO	597	-
Total	$638	$49

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is sometimes necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2016 and 2015.

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Average
March 31, 2016
Collateral-dependent impaired loans	$93	Discounted appraisals	Marketability discount		-%		-%
OREO	$2,879	Discounted appraisals	Marketability discount	2.7%	-	45.4%	22.1%
December 31, 2015
Collateral-dependent impaired loans	$6,628	Discounted appraisals	Marketability discount	0%	-	8.3%	7.9%
OREO	$5,526	Discounted appraisals	Marketability discount	2.3%	-	26.9%	6.5%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets
Cash and cash equivalents	$114,288	$114,288	$114,288	$-	$-
Held to maturity investment securities	3,598	3,826	-	3,826	-
Loans, net	952,461	946,067	-	-	946,067
Accrued interest receivable	5,111	5,111	-	5,111	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	N/A	-	-	-

Liabilities
Deposits	1,374,459	1,374,490	1,063,722	-	310,768
Federal funds purchased and other short-term borrowings	34,487	34,487	-	34,487	-
Securities sold under agreements to repurchase and other long-term borrowings	120,044	126,507	-	126,507	-
Subordinated notes payable to unconsolidated trusts	33,506	19,539	-	-	19,539
Accrued interest payable	845	845	-	845	-

December 31, 2015
Assets
Cash and cash equivalents	$120,493	$120,493	$120,493	$-	$-
Held to maturity investment securities	3,611	3,809	-	3,809	-
Loans, net	948,960	945,809	-	-	945,809
Accrued interest receivable	5,392	5,392	-	5,392	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,368,994	1,369,016	1,043,616	-	325,400
Federal funds purchased and other short-term borrowings	34,353	34,353	-	34,353	-
Securities sold under agreements to repurchase and other long-term borrowings	120,280	126,964	-	126,964	-
Subordinated notes payable to unconsolidated trusts	48,970	31,515	-	-	31,515
Accrued interest payable	851	851	-	851	-

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

RESULTS OF OPERATIONS

First Quarter 2016 Compared to First Quarter 2015

The Company reported net income of $6.2 million for the quarter ended March 31, 2016, an increase of $2.1 million or 51.7% compared with net income of $4.1 million for the first quarter of 2015. On a per common share basis, net income was $.82 and $.51 for the current and year-ago quarters, respectively. This represents an increase of $.31 or 60.8%. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended March 31,	2016	2015	Increase (Decrease)
Interest income	$15,330	$15,220	$110
Interest expense	2,043	2,217	(174)
Net interest income	13,287	13,003	284
Provision for loan losses	(473)	(1,545)	1,072
Net interest income after provision for loan losses	13,760	14,548	(788)
Noninterest income	9,542	5,441	4,101
Noninterest expenses	14,407	14,510	(103)
Income before income taxes	8,895	5,479	3,416
Income tax expense	2,715	1,405	1,310
Net income	6,180	4,074	2,106
Less preferred stock dividends	-	225	(225)
Net income available to common shareholders	$6,180	$3,849	$2,331

Basic and diluted net income per common share	$.82	$.51	$.31
Cash dividends declared per common share	.07	-	.07

Weighted average common shares outstanding – basic and diluted	7,500	7,490	10
Return on average assets	1.41%	.91%	50 bp
Return on average equity	13.73%	9.39%	434 bp
bp – basis points.

The $2.1 million increase in net income is attributed primarily to a pretax gain of $4.1 million related to the early extinguishment of $15.5 million of debt, which was partially offset by a lower credit to the provision for loan losses of $1.1 million and higher net other real estate expense of $594 thousand. Net interest income increased $284 thousand or 2.2%. Salaries and employee benefits and allotment processing fees decreased $341 thousand and $316 thousand, respectively. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2016, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. Since year-end 2015, yields decreased for all maturities except the three-month maturity period which increased four basis points. Yields on longer-term maturities decreased more significantly than shorter-term maturities. While the six-month and two-year maturities were down 10 and 33 basis points, respectively, the five and ten-year maturity periods declined 56 and 50 basis points, respectively. At March 31, 2016, the short-term federal funds target interest rate remained between 0.25% and 0.50%, unchanged since December 2015. The Federal Reserve Board (“Federal Reserve”) has indicated that it will continue to assess progress toward its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At March 31, 2016, the national and Kentucky unemployment rate was 5.0% and 5.6%, respectively. However, labor force participation rates remain near 40-year lows at 63.0%. The national inflation rate at March 31, 2016 was 0.9% up from 0.7% at year-end 2015.

Net interest income was $13.3 million for the first three months of 2016, an increase of $284 thousand or 2.2% compared to $13.0 million a year earlier. The increase in net interest income was driven by a decline in interest expense of $174 thousand or 7.8% combined with an increase in interest income of $110 thousand or 0.7%. Interest expense on deposits was down $175 thousand or 21.3% and interest on borrowed funds remained relatively flat. Interest income on loans increased $374 thousand or 3.2%, boosted by the collection of $236 thousand related to a nonaccrual commercial real estate loan that fully paid off during the quarter. Interest income on investments decreased $312 thousand or 9.0%.

In addition to the collection of interest on the nonaccrual loan identified above, the increase to interest income on loans benefited from a higher average balance outstanding, partially offset by a lower average rate. The loan portfolio has grown for four consecutive quarters, with a significant portion of the increase occurring late during the fourth quarter of 2015. Average loans for the current quarter increased $35.6 million or 3.9% compared to the first quarter of 2015. The Company continues to focus on strengthening its credit underwriting standards and improve the overall credit quality of the loan portfolio.

Interest income on investment securities is down due mainly to lower volume. Average investment securities for the quarter decreased $61.9 million or 9.6% from a year ago. Proceeds received from matured or called investment securities are used to fund higher-earning loans or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

The decrease in interest expense on deposits was driven by lower average outstanding balances and rate declines related to time deposits. Overall declines in the average rate earned from interest income on loans and average interest rate paid on deposits are the result of a slow growing economy and related low interest rate environment, competitive pressures, and the Company’s strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and the capital position.

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

The net interest margin on a taxable equivalent basis was 3.36% for the current quarter, an increase of nine basis points compared with 3.27% a year earlier. Net interest spread increased nine basis points to 3.20% up from 3.11% a year ago. Net interest margin and spread for the current quarter were positively impacted six basis points related to the collection of interest on the nonaccrual commercial real estate loan identified above. The Company expects its net interest margin to trend slightly downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors such as the impact from the interest collected on the nonaccrual loan previously identified. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended March 31,	2016			2015
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$456,424	$2,509	2.21%	$516,934	$2,795	2.19%
Nontaxable[2]	124,606	939	3.03	126,044	977	3.14
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	96,451	101	.42	100,876	53	.21
Loans[2,3,4]	959,048	12,157	5.10	923,420	11,816	5.19
Total earning assets	1,636,529	$15,706	3.86%	1,667,274	$15,641	3.80%
Allowance for loan losses	(10,206)			(13,791)
Total earning assets, net of allowance for loan losses	1,626,323			1,653,483
Nonearning Assets
Cash and due from banks	22,906			23,642
Premises and equipment, net	32,906			34,709
Other assets	82,560			97,726
Total assets	$1,764,695			$1,809,560
Interest Bearing Liabilities
Deposits
Interest bearing demand	$330,180	$66	.08%	$347,014	$50	.06%
Savings	403,716	131	.13	376,058	116	.13
Time	317,608	449	.57	386,143	655	.69
Federal funds purchased and other short-term borrowings	36,693	24	.26	28,871	10	.14
Securities sold under agreements to repurchase and other long-term borrowings	156,444	1,373	3.53	167,907	1,386	3.35
Total interest bearing liabilities	1,244,641	$2,043	.66%	1,305,993	$2,217	.69%
Noninterest Bearing Liabilities
Demand deposits	311,453			301,129
Other liabilities	27,531			26,465
Total liabilities	1,583,625			1,633,587
Shareholders’ equity	181,070			175,973
Total liabilities and shareholders’ equity	$1,764,695			$1,809,560
Net interest income		13,663			13,424
TE basis adjustment		(376)			(421)
Net interest income		$13,287			$13,003
Net interest spread			3.20%			3.11%
Impact of noninterest bearing sources of funds			.16			.16
Net interest margin			3.36%			3.27%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $318 thousand and $269 thousand in 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended March 31,	2016/2015[1]	Volume	Rate

Interest Income
Taxable investment securities	$(286)	$(457)	$171
Nontaxable investment securities[2]	(38)	(9)	(29)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell	48	(15)	63
Loans[2]	341	1,382	(1,041)
Total interest income	65	901	(836)
Interest Expense
Interest bearing demand deposits	16	(15)	31
Savings deposits	15	15	-
Time deposits	(206)	(104)	(102)
Federal funds purchased and other short-term borrowings	14	3	11
Securities sold under agreements to repurchase and other long-term borrowings	(13)	(345)	332
Total interest expense	(174)	(446)	272
Net interest income	$239	$1,347	$(1,108)
Percentage change	100.0%	563.6%	(463.6)%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continued to improve during the current quarter, as certain credit quality metrics are at or near recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $473 thousand and $1.5 million for the current and year-ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 1.02% at March 31, 2016 compared to 1.08% and 1.36% at year-end 2015 and March 31, 2015, respectively. The credit to the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio and lower historical loss rates. The credit is lower this quarter mainly due to a greater improvement in impaired loan quality and historical loss rates in the year-ago quarter compared to the current quarter combined with an increase in loans during the current quarter compared to a decrease in the prior-year quarter. The Company recorded net charge-offs of $14 thousand in the current quarter compared with net recoveries of $183 thousand a year ago.

Nonperforming loans, early stage delinquencies, and watch list loans have each declined when compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. While historical loss rates may continue to improve throughout 2016 due to elevated charge-offs falling out of the look-back period, this improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of a decrease to the historical loss rates. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2016	2015	Increase (Decrease)%
Service charges and fees on deposits	$1,867	$1,772	$95	5.4%
Allotment processing fees	874	1,190	(316)	(26.6)
Other service charges, commissions, and fees	1,282	1,267	15	1.2
Trust income	654	571	83	14.5
Investment securities gains, net	83	120	(37)	(30.8)
Gain on sale of mortgage loans, net	200	165	35	21.2
Income from company-owned life insurance	325	241	84	34.9
Gain on debt extinguishment	4,050	-	4,050	NM
Other	207	115	92	80.0
Total noninterest income	$9,542	$5,441	$4,101	75.4%

NM – not meaningful.

The increase in noninterest income is mainly attributed to the $4.1 million pretax gain related to the early extinguishment of $15.5 million of debt. Noninterest income in the current quarter also includes a $100 thousand payment received related to a litigation settlement. Under the terms of the settlement, the Company expects to receive an additional $1.35 million to be paid prior to the end of the third quarter of 2016. The Company will recognize future amounts, if any, as a part of other noninterest income when received. Service charges and fees on deposits increased primarily due to higher dormant account fees of $66 thousand or 11.5%. Income from company-owned life insurance in the current quarter includes $81 thousand attributed to a tax-free death benefit received in excess of the cash surrender value.

The decrease in allotment processing fees is a result of lower processing volume stemming from the U.S. Department of Defense policy that went into effect on January 1, 2015, which restricts the types of purchases active duty service members are able to make using the military allotment system for payment. These restrictions have resulted in lower processing volumes for the Company. While the Company continues to diversify its allotment customer base and product offerings, the future impact on processing revenue remains uncertain and challenging to predict.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2016	2015	Increase (Decrease)%
Salaries and employee benefits	$7,979	$8,320	$(341)	(4.1)%
Occupancy expenses, net	1,190	1,227	(37)	(3.0)
Equipment expenses	629	618	11	1.8
Data processing and communication expenses	1,120	1,055	65	6.2
Bank franchise tax	599	605	(6)	(1.0)
Amortization of intangibles	-	112	(112)	(100.0)
Deposit insurance expenses	298	400	(102)	(25.5)
Other real estate expenses, net	639	45	594	NM
Legal expenses	167	212	(45)	(21.2)
Other	1,786	1,916	(130)	(6.8)
Total noninterest expense	$14,407	$14,510	$(103)	(.7)%

NM – not meaningful.

Total noninterest expense was relatively unchanged in the comparison. The more significant components that changed include lower salaries and employee benefit expenses, lower amortization of intangible assets, and lower deposit insurance expense, partially offset by an increase in expenses related to repossessed real estate. The year-ago quarter also included $125 thousand expense related to a legal settlement.

The decrease in salaries and employee benefits is attributed to lower benefit expenses of $442 thousand or 24.4%, partially offset by higher salaries and related payroll taxes of $100 thousand or 1.5%. The decrease in benefit expense is attributed mainly to lower claims related to the Company’s self-funded health insurance plan. The Company had 495 full time equivalent employees at quarter-end, down from 508 a year ago. The increase in salaries and related payroll taxes is due to normal employee annual increases and the addition of a new Chief Operating Officer beginning in the first quarter of 2016.

Amortization of intangible assets declined as a result of the core deposit intangibles being fully amortized at year-end 2015. The reduction in deposit insurance expense is due to further improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable.

The increase in repossessed real estate expenses is primarily the result of impairment charges on two larger-balance properties in the current quarter: one in the amount of $352 thousand relates to an updated appraisal on a commercial real estate property; the other relates to a write-down totaling $81 thousand on a real estate development property which is under contract to be sold where the carrying amount was adjusted to the selling price less estimated costs to sell. There were no impairment charges in the year-ago quarter. The current quarter includes the sale of properties with a carrying value of $799 thousand with a related net loss of $21 thousand. This compares to the year ago quarter where we sold properties with a carrying value of $2.5 million with a related net gain of $74 thousand. Expenses related to development, operating, and maintenance of repossessed properties decreased $98 thousand or 82.4%.

Income Taxes

Income tax expense was $2.7 million for the first quarter of 2016, an increase of $1.3 million or 93.2% compared to $1.4 million for the first quarter of 2015. The effective income tax rates were 30.5% and 25.6% for the current and year-ago quarters, respectively. Income tax expense and the effective tax rate are up in the current period as a result of the $4.1 million pretax gain on extinguishment of debt.

FINANCIAL CONDITION

Total assets were $1.8 billion at March 31, 2016, a decrease of $3.2 million or 0.2% from year-end 2015. Cash and cash equivalents and other real estate owned (“OREO”) decreased $6.2 million or 5.1% and $845 thousand or 3.9%, respectively. Investment securities and loans increased $4.5 million or 0.8% and $3.0 million or 0.3%, respectively.

Cash and cash equivalents are down mainly as a result of the early extinguishment of debt transaction related to trust preferred securities. OREO decreased primarily due to property sales and impairment charges to adjust carrying amounts to their estimated fair value less cost to sell. The fair market value adjustment related to investment securities in the available for sale portfolio increased $4.1 million during the quarter due mainly to favorable changes in market interest rates, primarily on longer dated maturities. The increase in loans was driven mainly by loans secured by real estate, primarily commercial and construction related lending, partially offset by residential real estate.

Total liabilities were $1.6 billion at March 31, 2016, a decrease of $11.6 million or 0.7% compared to December 31, 2015. The decrease in total liabilities was driven by a $15.7 million or 9.3% decrease in long-term borrowings, primarily due to the early extinguishment of $15.5 million of subordinated debt. Total deposits increased $5.5 million or 0.4%, primarily from higher savings and interest bearing demand deposits. Short-term borrowings were relatively unchanged at $34.5 million.

Shareholders’ equity was $184 million at March 31, 2016, an increase of $8.4 million or 4.8% compared to $176 million at year-end 2015. The increase in shareholders’ equity was primarily due to net income of $6.2 million and other comprehensive income of $2.6 million, partially offset by dividends declared on common stock of $525 thousand. Other comprehensive income was driven by an increase in the after-tax unrealized gain related to the available for sale investment securities portfolio of $2.6 million.

Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015	Increase (Decrease)	%
Cash and cash equivalents	$114,288	$120,493	$(6,205)	(5.1)%
Investment securities	590,280	585,813	4,467	.8
Loans, net of allowance of $9,828 and $10,315	952,461	948,960	3,501	.4
Other real estate owned	20,998	21,843	(845)	(3.9)
Other assets	94,675	98,841	(4,166)	(4.2)
Total assets	$1,772,702	$1,775,950	$(3,248)	(.2)%

Deposits	$1,374,459	$1,368,994	$5,465	.4%
Federal funds purchased and other short-term borrowings	34,487	34,353	134	(.4)
Other borrowings	153,550	169,250	(15,700)	(9.3)
Other liabilities	26,154	27,655	(1,501)	(5.4)
Total liabilities	1,588,650	1,600,252	(11,602)	(.7)

Common stock	938	937	1	.1
Capital surplus	51,664	51,608	56	.1
Retained earnings	126,026	120,371	5,655	4.7
Accumulated other comprehensive income	5,424	2,782	2,642	95.0
Total shareholders’ equity	184,052	175,698	8,354	4.8
Total liabilities and shareholders’ equity	$1,772,702	$1,775,950	$(3,248)	(.2)%

End of period tangible book value per common share[1]	$24.53	$23.43	$1.10	4.7%
End of period per common share closing price	26.42	27.11	(.69)	(2.5)

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At March 31, 2016, temporary investments were $90.8 million, a decrease of $1.3 million or 1.4% from year-end 2015.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $590 million at March 31, 2016, an increase of $4.5 million or 0.8% compared to $586 million at year-end 2015.

The increase in investment securities was driven by a higher market values related to the available for sale portfolio of $4.1 million and net purchases totaling $1.3 million, partially offset by net premium amortization of $975 thousand. The increase in the value of the available for sale securities portfolio resulted from higher bond prices at the end of the quarter related to longer term maturity periods. Yields for the five, ten and 30-year Treasury securities each declined during the first three months of 2015. Generally, as market interest rates decrease, the value of fixed rate investments increases.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The amortized cost and estimated fair value of this investment at March 31, 2016 was $5.9 million and $4.6 million, respectively. This represents a decrease in fair value of $553 thousand or 10.8% compared to $5.1 million at year-end 2015.

The Company’s investment in the single-issuer trust preferred capital securities continues to perform according to contractual terms and the issuer of these securities is rated as investment grade by major rating agencies. The issuer of the securities announced an increase in their common equity repurchase plan during the first quarter of 2016. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans were $962 million at March 31, 2016, an increase of $3.0 million or 0.3% compared to year-end 2015, and represents the fourth straight quarter of growth. The Company continues a conservative approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand remains a challenge.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $375 thousand and $6.1 million in the aggregate during the first three months of 2016 and 2015, respectively. The average amount of the purchased loans was $94 thousand for 2016 and $95 thousand for 2015.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$123,093	12.8%	$115,516	12.0%
Real estate mortgage – residential	349,725	36.4	355,134	37.0
Real estate mortgage – farmland and other commercial enterprises	390,097	40.5	386,386	40.3
Commercial, financial, and agriculture	89,803	9.3	89,820	9.4
Installment	9,571	1.0	12,419	1.3
Total	$962,289	100.0%	$959,275	100.0%

On an average basis, loans represented 58.6% of earning assets for the first three months of 2016, an increase of 196 basis points compared to 56.6% for the year 2015. The increase in the level of loans as a percentage of earning assets reflects the continued growth in the loan portfolio over the past year. The increase in loans in recent periods has been funded by cash flows from investment securities and temporary investments. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

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

The allowance for loan losses and the related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary. However, other factors impact the amount of the allowance for loan losses such as the Company’s historical loss experience, the financial condition of its borrowers, general economic conditions, and other qualitative risk factors as described in greater detail in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $9.8 million or 1.02% of outstanding loans at March 31, 2016. This compares to $10.3 million or 1.08% of net loans outstanding at year-end 2015. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end resulted primarily from a credit to the provision for loan losses of $473 thousand. As a percentage of nonperforming loans, the allowance for loan losses was 31.5% at March 31, 2016 compared to 32.0% at year-end 2015. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans as discussed further below.

Nonperforming loans include $23.7 million of accruing restructured loans, which represents 76% of total nonperforming loans at the end of the quarter. At year-end 2015, this amount was $23.8 million or 74%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.7 million or 6.9% and $2.9 million or 7.9% of such loans at quarter-end and year-end, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 130% and 123% for the current quarter and year-end 2015, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2015 continued during the first three months of 2016. Although impaired loans edged up $2.8 million during the quarter primarily related to one credit, the specific reserve on total impaired loans declined $205 thousand or 7.1%. This is due to the characteristics of the individual loans that are classified as impaired. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$31,227	$32,211	$36,948	$51,498	$31,227
Nonaccrual loans	7,540	8,830	11,113	25,063	7,540
Loans past due 30-89 days and still accruing	852	588	1,357	7,831	588
Loans graded substandard or below	41,756	44,220	50,518	82,627	41,756
Impaired loans	39,964	37,182	45,574	62,281	37,182
Loans, net of unearned income	962,289	959,275	927,389	1,010,131	927,389

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

Nonperforming loans were $31.2 million at March 31, 2016, a decrease of $984 thousand or 3.1% compared to $32.2 million at year-end 2015. Nonaccrual loans and accruing restructured loans decreased $840 thousand or 10.0% and $144 thousand or 0.6%, respectively. Loan payments include $1.0 million related to nonaccrual loans during the quarter. Accruing restructured loans make up $23.7 million or 76% of the Company’s nonperforming loans at March 31, 2016 compared with $7.5 million or 24% related to nonaccrual loans. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007. Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	March 31, 2016	December 31, 2015
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$1,368	$1,567
Real estate mortgage – residential	2,552	2,485
Real estate mortgage – farmland and other commercial enterprises	3,520	4,266
Commercial
Commercial and industrial	84	44
Other	7	8
Consumer
Secured	8	10
Unsecured	1	-
Total nonaccrual loans	$7,540	$8,380

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$3,667	$3,674
Real estate mortgage – residential	4,097	4,127
Real estate mortgage – farmland and other commercial enterprises	15,399	15,503
Commercial
Commercial and industrial	382	384
Consumer
Unsecured	142	143
Total restructured loans	$23,687	$23,831

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$31,227	$32,211

Ratio of total nonperforming loans to total loans	3.2%	3.4%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2016 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2015	$8,380	$23,831
Additions	492	-
Principal paydowns	(1,046)	(144)
Transfers to other real estate owned	(270)	-
Charge-offs	(16)	-
Balance at March 31, 2016	$7,540	$23,687

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $50.2 million and $54.2 million at March 31, 2016 and year-end 2015, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to a slow-growth economy which continues to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At March 31, 2016, the five largest potential problem credits were $11.7 million in the aggregate compared to $12.3 million at year-end 2015.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At March 31, 2016, OREO was $21.0 million, a decrease of $845 thousand or 3.9% compared to $21.8 million at year-end 2015. The decrease was driven by sales activity and impairment charges to adjust carrying amounts to their estimated fair value less cost to sell. OREO has declined $31.6 million or 60.1% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2016 follows.

(In thousands)	Amount
Balance at December 31, 2015	$21,843
Transfers from loans and other increases	551
Write-downs	(597)
Proceeds from sales	(778)
Net loss on sales	(21)
Balance at March 31, 2016	$20,998

Deposits

A summary of the Company’s deposits are as follows for the periods indicated:

	End of Period			Average
(In thousands)	March 31, 2016	December 31, 2015	Increase (Decrease)	Three Months March 31, 2016	Twelve Months December 31, 2015	Increase (Decrease)
Noninterest Bearing	$316,363	$313,969	$2,394	$311,453	$304,516	$6,937

Interest Bearing
Demand	342,442	328,803	13,639	330,180	334,281	(4,101)
Savings	404,905	400,844	4,061	403,716	385,932	17,784
Time	310,749	325,378	(14,629)	317,608	356,419	(38,811)
Total interest bearing	1,058,096	1,055,025	3,071	1,051,504	1,076,632	(25,128)

Total Deposits	$1,374,459	$1,368,994	$5,465	$1,362,957	$1,381,148	$(18,191)

The increase in total end of period deposits was driven by higher interest bearing demand deposits and savings deposits of $13.6 million or 4.1% and $4.1 million or 1.0%, respectively. Noninterest bearing deposit balances increased $2.4 million or 0.8% and time deposits decreased $14.6 million or 4.5%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into interest and noninterest bearing demand accounts or savings accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $188 million at March 31, 2016, a decrease of $15.6 million or 7.6% from year-end 2015. The decrease in borrowed funds was driven by a $15.7 million or 9.3% decrease in long-term borrowings. The decrease is primarily due to the early extinguishment of subordinated debt related to trust preferred securities. Short-term borrowings were relatively unchanged at $34.5 million.

In January 2016, the Company terminated Farmers Capital Bank Trust II (“Trust II”) as a result of the early extinguishment of debt issued to the trust and recorded a related pretax gain of $4.1 million. Trust II was a Delaware statutory trust established by the Company in 2005 for the purpose of issuing preferred securities through a private offering. The proceeds from the offering were loaned to the Company in exchange for junior subordinated debentures with terms that parallel those of the preferred securities.

The Company became aware that all $15 million of the trust preferred securities issued by Trust II would be auctioned off as part of the liquidation of a larger pooled collateralized debt obligation. The Company placed a bid of $11.0 million for the securities, which was accepted by the trustee. The Company then canceled the preferred and common securities issued by the trust and extinguished the debentures, which totaled $15.5 million.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, balances of cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Primary uses of cash include the payment of dividends to its shareholders, paying interest expense on borrowings, and payments for general operating expenses.

Payment of dividends to the Parent Company by its subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at March 31, 2016 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $24.0 million and $36.0 million at March 31, 2016 and year-end 2015, respectively. Significant cash receipts of the Parent Company for 2016 include management fees from subsidiaries of $654 thousand. Significant cash payments by the Parent Company in 2016 include $11.0 million to purchase the trust preferred securities issued by Trust II and extinguish the subordinated debt issued to the trust, $1.0 million for salaries, payroll taxes, and employee benefits, and $176 thousand for the payment of interest expense on subordinated notes payable.

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

As of March 31, 2016, the Company had $268 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $236 million at year-end 2015.

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

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At March 31, 2016, consolidated liquid assets were $701 million, down $1.7 million or 0.2% compared to $703 million at year-end 2015. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and soft high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $4.2 million and $5.5 million for the first three months of 2016 and 2015, respectively. This represents a decrease of $1.3 million or 23.2%. Net cash used in investing activities was $4.8 million and $14.3 million for 2016 and 2015, respectively. This represents a decrease of $9.5 million or 66.1%, driven by investment securities activity and partially offset by loan activity and proceeds from the sale of OREO. The Company had net cash outflows of $1.3 million related to investment securities for 2016, down $19.5 million or 93.7% compared with outflows of $20.8 million in the year-ago period. Net cash outflows represent purchases in excess of proceeds from the sale, maturity, and call of investment securities. For loans, the Company had cash outflow representing overall net principal advances of $3.4 million for 2016 compared to net principal collections of $4.4 million a year ago. Cash proceeds from the sale of OREO decreased $2.2 million in the comparison.

Net cash used in financing activities was $5.6 million for the first three months of 2016 compared with net cash provided by financing activities of $26.8 million for the comparable period a year earlier. The change was driven primarily by deposit activity and cash paid to extinguish long-term subordinated debt. For 2016, deposits increased $5.5 million, down $23.8 million compared with an increase of $29.2 million for 2015. During 2016, the Company paid $11.0 million to purchase the trust preferred securities issued by Trust II and subsequently extinguished the subordinated debt issued to Trust II. There was no similar transaction in the prior year.

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

CAPITAL RESOURCES

Shareholders’ equity was $184 million at March 31, 2016, an increase of $8.4 million or 4.8% compared to $176 million at year-end 2015. The increase in shareholders’ equity was driven by net income of $6.2 million and higher accumulated other comprehensive income of $2.6 million, partially offset by dividends declared on common stock of $525 thousand. The increase in accumulated other comprehensive income is primarily due to an increase of $2.6 million related to the after-tax amount in the unrealized gain on available for sale investment securities, which correlates to a general decline in long term market interest rates during the quarter. As market interest rates fall, the value of fixed rate investments generally increase.

At March 31, 2016, the Company’s tangible common equity ratio was 10.38%, an increase of 49 basis points compared to 9.89% at year-end 2015. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets, which excludes intangible assets.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The new rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which began being phased in during 2016), and changes to how regulatory capital is defined. The Company and each of its bank subsidiaries meet the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary banks are presented in the following table for the dates indicated.

	March 31, 2016				December 31, 2015
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	15.43%	18.24%	19.09%	11.96%	14.91%	19.00%	19.89%	12.46%
Farmers Bank & Capital Trust Company	16.07	16.07	16.79	9.48	15.57	15.57	16.35	9.20
United Bank & Trust Company	18.43	18.43	19.40	12.93	18.67	18.67	19.68	12.89
First Citizens Bank, Inc.	14.35	14.35	14.96	9.80	13.55	13.55	14.17	9.20
Citizens Northern	14.80	14.80	16.02	10.67	14.42	14.42	15.67	10.79

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

1 Common Equity Tier 1 Risked-based, Tier 1 Risk-based, and Total Risk-based Capital ratios are computed by dividing a bank’s Common Equity Tier 1, Tier 1 or Total Capital, as defined by regulation, by a risk-weighted sum of the bank’s assets, with the risk weighting determined by general standards established by regulation. The safest assets (e.g., government obligations) are assigned a weighting of 0% with riskier assets receiving higher ratings (e.g., ordinary commercial loans are assigned a weighting of 100%).

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

At March 31, 2016, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.15% and 0.27%, respectively for the year ending December 31, 2016 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.07% and 2.38%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on the Company’s deposits is already below 1.5%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2016 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2016, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

In the quarter ended March 31, 2016, the Company issued a total of 696 shares of common stock to its non-employee directors under this plan as compensation for $18 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended March 31, 2016. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

10.5

Amendment No. 2 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 8, 2014 (File No. 000-14412)).

10.6

Amendment No. 3 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2015 (File No. 000-14412)).

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

10.9

Employment agreement dated November 18, 2015 between Farmers Capital Bank Corporation and J. David Smith, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 19, 2015 (File No. 000-14412)).

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

Date:	May 9, 2016	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 9, 2016	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)