Form 10-Q
period 2016-06-30
FARMERS CAPITAL BANK CORP
filed 2016-08-08
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

7,505,228 shares outstanding at August 4, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

SIGNATURES	57

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$19,473	$28,392
Interest bearing deposits in other banks	72,761	74,758
Federal funds sold and securities purchased under agreements to resell	2,770	6,343
Money market mutual funds	17,007	11,000
Total cash and cash equivalents	112,011	120,493
Investment securities:
Available for sale, amortized cost of $568,884 (2016) and $577,248 (2015)	580,447	582,202
Held to maturity, fair value of $3,831 (2016) and $3,809 (2015)	3,585	3,611
Total investment securities	584,032	585,813
Loans, net of unearned income	957,426	959,275
Allowance for loan losses	(9,485)	(10,315)
Loans, net	947,941	948,960
Premises and equipment, net	32,426	33,112
Company-owned life insurance	30,461	30,269
Other real estate owned	16,933	21,843
Other assets	31,179	35,460
Total assets	$1,754,983	$1,775,950
Liabilities
Deposits:
Noninterest bearing	$320,306	$313,969
Interest bearing	1,033,139	1,055,025
Total deposits	1,353,445	1,368,994
Federal funds purchased and other short-term borrowings	31,581	34,353
Securities sold under agreements to repurchase and other long-term borrowings	120,006	120,280
Subordinated notes payable to unconsolidated trusts	33,506	48,970
Dividends payable, common stock	525	-
Other liabilities	27,094	27,655
Total liabilities	1,566,157	1,600,252
Shareholders’ Equity
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,504,358 and 7,499,748 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	938	937
Capital surplus	51,734	51,608
Retained earnings	129,057	120,371
Accumulated other comprehensive income	7,097	2,782
Total shareholders’ equity	188,826	175,698
Total liabilities and shareholders’ equity	$1,754,983	$1,775,950

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$11,836	$12,371	$23,926	$24,087
Interest on investment securities:
Taxable	2,429	2,641	4,936	5,436
Nontaxable	606	665	1,236	1,321
Interest on deposits in other banks	93	41	188	91
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	9	3	17	6
Total interest income	14,973	15,721	30,303	30,941
Interest Expense
Interest on deposits	599	737	1,245	1,558
Interest on federal funds purchased and other short-term borrowings	22	10	46	20
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,184	1,187	2,370	2,363
Interest on subordinated notes payable to unconsolidated trusts	170	214	357	424
Total interest expense	1,975	2,148	4,018	4,365
Net interest income	12,998	13,573	26,285	26,576
Provision for loan losses	(156)	(264)	(629)	(1,809)
Net interest income after provision for loan losses	13,154	13,837	26,914	28,385
Noninterest Income
Service charges and fees on deposits	1,927	1,907	3,794	3,679
Allotment processing fees	820	1,102	1,694	2,292
Other service charges, commissions, and fees	1,432	1,347	2,714	2,614
Trust income	665	583	1,319	1,154
Investment securities gains, net	131	45	214	165
Gains on sale of mortgage loans, net	222	173	422	338
Income from company-owned life insurance	231	227	556	468
Gain on debt extinguishment	-	-	4,050	-
Other	93	124	300	239
Total noninterest income	5,521	5,508	15,063	10,949
Noninterest Expense
Salaries and employee benefits	7,655	7,852	15,634	16,172
Occupancy expenses, net	1,179	1,219	2,369	2,446
Equipment expenses	682	609	1,311	1,227
Data processing and communication expenses	1,281	1,074	2,401	2,129
Bank franchise tax	611	607	1,210	1,212
Amortization of intangibles	-	113	-	225
Deposit insurance expense	280	404	578	804
Other real estate expenses, net	373	726	1,012	771
Legal expenses	102	189	269	401
Other	1,721	1,681	3,507	3,597
Total noninterest expense	13,884	14,474	28,291	28,984
Income before income taxes	4,791	4,871	13,686	10,350
Income tax expense	1,235	1,369	3,950	2,774
Net income	3,556	3,502	9,736	7,576
Less preferred stock dividends	-	170	-	395
Net income available to common shareholders	$3,556	$3,332	$9,736	$7,181
Per Common Share
Net income – basic and diluted	$.47	$.44	$1.30	$.96
Cash dividends declared	.07	N/A	.14	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,502	7,492	7,501	7,491

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net Income	$3,556	$3,502	$9,736	$7,576
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period on securities held at end of period, net of tax of $961, $(1,634), $2,383 and $(613), respectively	1,784	(3,035)	4,426	(1,138)

Reclassification adjustment for prior period unrealized gain previously reported in other comprehensive income recognized during current period, net of tax of $65, $17, $70 and $54, respectively	(120)	(31)	(129)	(101)

Change in unfunded portion of postretirement benefit obligation, net of tax of $5, $8, $10 and $(657), respectively	9	15	18	(1,221)
Other comprehensive income (loss)	1,673	(3,051)	4,315	(2,460)
Comprehensive income	$5,229	$451	$14,051	$5,116

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated
						Other	Total
Six months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2016 and 2015	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2016	$-	7,500	$937	$51,608	$120,371	$2,782	$175,698
Net income	-	-	-	-	9,736	-	9,736
Other comprehensive income	-	-	-	-	-	4,315	4,315
Cash dividends declared – common, $.14 per share	-	-	-	-	(1,050)	-	(1,050)
Shares issued under director compensation plan	-	1	-	36	-	-	36
Shares issued pursuant to employee stock purchase plan	-	3	1	73	-	-	74
Expense related to employee stock purchase plan	-	-	-	17	-	-	17
Balance at June 30, 2016	$-	7,504	$938	$51,734	$129,057	$7,097	$188,826

Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	7,576	-	7,576
Other comprehensive loss	-	-	-	-	-	(2,460)	(2,460)
Cash dividends declared – preferred, $40.00 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	2	-	45	-	-	45
Shares issued pursuant to employee stock purchase plan	-	4	1	65	-	-	66
Expense related to employee stock purchase plan	-	-	-	16	-	-	16
Balance at June 30, 2015	$-	7,495	$937	$51,470	$112,955	$2,415	$167,777

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$9,736	$7,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,800	2,010
Net premium amortization of investment securities:
Available for sale	1,958	2,170
Held to maturity	26	25
Provision for loan losses	(629)	(1,809)
Deferred income tax expense	(209)	88
Noncash employee stock purchase plan expense	17	16
Noncash director fee compensation	36	45
Mortgage loans originated for sale	(16,522)	(13,484)
Proceeds from sale of mortgage loans	17,078	13,511
Gain on sale of mortgage loans, net	(422)	(338)
Loss on disposal of premises and equipment, net	2	15
Net loss on sale and write downs of other real estate	857	557
Gain on debt extinguishment	(4,050)	-
Net gain on sale of available for sale investment securities	(214)	(165)
Increase in cash surrender value of company-owned life insurance	(452)	(446)
Death benefits in excess of cash surrender value on company-owned life insurance	(81)	-
Decrease in accrued interest receivable	422	215
Decrease in other assets	1,290	2,498
Decrease in accrued interest payable	(48)	(47)
(Increase) decrease in other liabilities	(277)	5
Net cash provided by operating activities	10,318	12,442
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	76,407	65,795
Proceeds from sale of available for sale investment securities	51,184	12,406
Purchase of available for sale investment securities	(120,970)	(74,020)
Purchase of restricted stock investments, net	(472)	-
Loans originated for investment less than principal collected, net	2,723	3,819
Purchase of loans	(1,244)	(6,062)
Principal collected on purchased loans	1,755	1,097
Proceeds from death benefits of company-owned life insurance	341	-
Purchase of premises and equipment	(1,005)	(941)
Proceeds from sale of other real estate	2,477	5,406
Net cash provided by investing activities	11,196	7,500
Cash Flows from Financing Activities
Net decrease in deposits	(15,549)	(27,987)
Net decrease in federal funds purchased and other short-term borrowings	(2,772)	(1,231)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	6	504
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(280)	(78)
Cash paid to extinguish long-term debt	(10,950)	-
Dividends paid, common stock	(525)	-
Redemption of preferred stock	-	(10,000)
Dividends paid, preferred stock	-	(508)
Shares issued under employee stock purchase plan	74	66
Net cash used in financing activities	(29,996)	(39,234)
Net decrease in cash and cash equivalents	(8,482)	(19,292)
Cash and cash equivalents at beginning of year	120,493	100,914
Cash and cash equivalents at end of period	$112,011	$81,622
Supplemental Disclosures
Cash paid during the period for:
Interest	$4,066	$4,412
Income taxes	1,750	468
Transfers from loans to other real estate	1,330	393
Sale and financing of other real estate	3,050	258
Cash dividends payable, common stock	525	-
Cancelation of investment in Farmers Capital Bank Trust II	464	-
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	15,464	-

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three months ended June 30,	2016			2015
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$5,852	$(428)	$5,424	$7,001	$(1,535)	$5,466
Other comprehensive income (loss) before reclassifications	1,784	-	1,784	(3,035)	-	(3,035)
Amounts reclassified from accumulated other comprehensive income	(120)	9	(111)	(31)	15	(16)
Net current-period other comprehensive income (loss)	1,664	9	1,673	(3,066)	15	(3,051)
Ending balance	$7,516	$(419)	$7,097	$3,935	$(1,520)	$2,415

Six months ended June 30,	2016			2015
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$3,219	$(437)	$2,782	$5,174	$(299)	$4,875
Other comprehensive income (loss) before reclassifications	4,426	-	4,426	(1,138)	(1,251)	(2,389)
Amounts reclassified from accumulated other comprehensive income	(129)	18	(111)	(101)	30	(71)
Net current-period other comprehensive income (loss)	4,297	18	4,315	(1,239)	(1,221)	(2,460)
Ending balance	$7,516	$(419)	$7,097	$3,935	$(1,520)	$2,415

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Unrealized gains on available for sale investment securities	$185	$48	$199	$155	Investment securities gains, net
	(65)	(17)	(70)	(54)	Income tax expense
	$120	$31	$129	$101	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(12)	$(12)	$(25)	$(25)	Salaries and employee benefits
Actuarial losses	(2)	(11)	(3)	(21)	Salaries and employee benefits
	(14)	(23)	(28)	(46)	Total before tax
	5	8	10	16	Income tax benefit
	$(9)	$(15)	$(18)	$(30)	Net of tax

Total reclassifications for the period	$111	$16	$111	$71	Net of tax

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to improve the accounting for employee share-based payments. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. ASU No. 2016-09 is effective for the Company in annual and interim reporting periods beginning after December 15, 2016. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this ASU clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This ASU is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to clarify guidance in certain narrow aspects of Topic 606 and add some practical expedients. The amendments in this ASU include clarifications related to the collectability assessment, noncash consideration, and completed contracts at the date of transition to Topic 606. The ASU also provides a practical expedient for contract modifications. ASU No. 2016-12 is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires enhanced disclosures, including qualitative and quantitative requirements, which provide additional information about the amounts recorded in the financial statements. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

ASU No. 2016-13 is effective for the Company in annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 on its consolidated financial position, results of operations, and cash flows.

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

Net income per common share computations were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015

Net income, basic and diluted	$3,556	$3,502	$9,736	$7,576
Less preferred stock dividends	-	170	-	395
Net income available to common shareholders, basic and diluted	$3,556	$3,332	$9,736	$7,181

Average common shares issued and outstanding, basic and diluted	7,502	7,492	7,501	7,491

Net income per common share, basic and diluted	$.47	$.44	$1.30	$.96

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at June 30, 2016 and December 31, 2015.

June 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$127,090	$1,098	$1	$128,187
Obligations of states and political subdivisions	129,594	3,314	25	132,883
Mortgage-backed securities – residential	279,691	7,788	88	287,391
Mortgage-backed securities – commercial	24,890	433	-	25,323
Corporate debt securities	6,815	13	963	5,865
Mutual funds and equity securities	804	8	14	798
Total securities – available for sale	$568,884	$12,654	$1,091	$580,447
Held To Maturity
Obligations of states and political subdivisions	$3,585	$246	$-	$3,831

December 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$107,135	$309	$538	$106,906
Obligations of states and political subdivisions	147,875	2,604	213	150,266
Mortgage-backed securities – residential	294,140	5,210	1,489	297,861
Mortgage-backed securities – commercial	20,655	52	123	20,584
Corporate debt securities	6,629	11	800	5,840
Mutual funds and equity securities	814	-	69	745
Total securities – available for sale	$577,248	$8,186	$3,232	$582,202
Held To Maturity
Obligations of states and political subdivisions	$3,611	$198	$-	$3,809

Investment securities with a carrying value of $319 million and $315 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2016, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2016 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,601	$9,638	$-	$-
Due after one year through five years	164,845	166,712	-	-
Due after five years through ten years	69,820	72,025	640	743
Due after ten years	19,233	18,560	2,945	3,088
Mortgage-backed securities	304,581	312,714	-	-
Total	$568,080	$579,649	$3,585	$3,831

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Gross realized gains	$190	$50	$352	$180
Gross realized losses	59	5	138	15
Net realized gain	$131	$45	$214	$165

Investment securities with unrealized losses at June 30, 2016 and December 31, 2015 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$3,411	$1	$-	$-	$3,411	$1
Obligations of states and political subdivisions	11,971	22	1,681	3	13,652	25
Mortgage-backed securities – residential	3,390	7	7,100	81	10,490	88
Corporate debt securities	-	-	4,940	963	4,940	963
Mutual funds and equity securities	126	4	193	10	319	14
Total	$18,898	$34	$13,914	$1,057	$32,812	$1,091

	Less than 12 Months		12 Months or More		Total
December 31, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$57,927	$275	$21,576	$263	$79,503	$538
Obligations of states and political subdivisions	30,426	123	8,276	90	38,702	213
Mortgage-backed securities – residential	118,978	851	21,723	638	140,701	1,489
Mortgage-backed securities – commercial	10,882	123	-	-	10,882	123
Corporate debt securities	204	6	5,155	794	5,359	800
Mutual funds and equity securities	481	21	264	48	745	69
Total	$218,898	$1,399	$56,994	$1,833	$275,892	$3,232

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

Corporate debt securities in the Company’s investment securities portfolio at June 30, 2016 include single-issuer trust preferred capital securities with an unrealized loss of $963 thousand and a carrying value of $4.9 million. At year-end 2015, these securities had an unrealized loss of $793 thousand. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2016 an increase in their common equity repurchase plan. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in international economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at June 30, 2016 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2016	December 31, 2015

Real Estate
Real estate mortgage – construction and land development	$109,403	$115,516
Real estate mortgage – residential	346,288	355,134
Real estate mortgage – farmland and other commercial enterprises	402,692	386,386
Commercial
Commercial and industrial	46,689	48,379
States and political subdivisions	20,215	17,643
Other	22,501	23,798
Consumer
Secured	4,557	6,665
Unsecured	5,081	5,754
Total loans	957,426	959,275
Less unearned income	-	-
Total loans, net of unearned income	$957,426	$959,275

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2016
Balance, beginning of period	$8,709	$839	$280	$9,828
Provision for loan losses	(147)	(4)	(5)	(156)
Recoveries	50	19	11	80
Loans charged off	(208)	(48)	(11)	(267)
Balance, end of period	$8,404	$806	$275	$9,485

Six months ended June 30, 2016
Balance, beginning of period	$9,173	$820	$322	$10,315
Provision for loan losses	(600)	(10)	(19)	(629)
Recoveries	102	55	43	200
Loans charged off	(271)	(59)	(71)	(401)
Balance, end of period	$8,404	$806	$275	$9,485

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2015
Balance, beginning of period	$11,522	$866	$218	$12,606
Provision for loan losses	(576)	189	123	(264)
Recoveries	52	15	26	93
Loans charged off	(192)	(13)	(31)	(236)
Balance, end of period	$10,806	$1,057	$336	$12,199

Six months ended June 30, 2015
Balance, beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(1,787)	(101)	79	(1,809)
Recoveries	338	31	63	432
Loans charged off	(287)	(26)	(79)	(392)
Balance, end of period	$10,806	$1,057	$336	$12,199

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,602	$3,090	$3,849	$6,939	$598
Real estate mortgage – residential	9,032	3,347	5,716	9,063	1,500
Real estate mortgage – farmland and other commercial enterprises	26,838	10,879	15,855	26,734	454
Commercial
Commercial and industrial	411	22	389	411	211
Consumer
Unsecured	151	-	151	151	151
Total	$46,034	$17,338	$25,960	$43,298	$2,914

December 31, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,932	$3,875	$3,372	$7,247	$556
Real estate mortgage – residential	8,655	2,502	6,024	8,526	1,278
Real estate mortgage – farmland and other commercial enterprises	20,980	4,149	16,703	20,852	681
Commercial
Commercial and industrial	399	-	400	400	223
Consumer
Unsecured	156	-	157	157	156
Total	$40,122	$10,526	$26,656	$37,182	$2,894

Three Months Ended June 30,	2016			2015
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$8,832	$108	$96	$10,388	$135	$131
Real estate mortgage – residential	8,619	109	88	10,739	134	122
Real estate mortgage – farmland and other commercial enterprises	26,985	368	353	22,426	245	242
Commercial
Commercial and industrial	410	7	7	805	5	5
Consumer
Unsecured	150	1	1	167	2	2
Total	$44,996	$593	$545	$44,525	$521	$502

Six Months Ended June 30,	2016			2015
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$8,562	$155	$143	$10,754	$216	$211
Real estate mortgage – residential	8,827	212	187	10,597	255	243
Real estate mortgage – farmland and other commercial enterprises	25,388	637	616	23,913	525	519
Commercial
Commercial and industrial	415	11	11	621	6	6
Consumer
Unsecured	153	3	2	96	2	2
Total	$43,345	$1,018	$959	$45,981	$1,004	$981

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2016 and December 31, 2015.

June 30, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,552	$211	$151	$2,914
Collectively evaluated for impairment	5,852	595	124	6,571
Total ending allowance balance	$8,404	$806	$275	$9,485

Loans
Loans individually evaluated for impairment	$42,736	$411	$151	$43,298
Loans collectively evaluated for impairment	815,647	88,994	9,487	914,128
Total ending loan balance, net of unearned income	$858,383	$89,405	$9,638	$957,426

December 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,515	$223	$156	$2,894
Collectively evaluated for impairment	6,658	597	166	7,421
Total ending allowance balance	$9,173	$820	$322	$10,315

Loans
Loans individually evaluated for impairment	$36,625	$400	$157	$37,182
Loans collectively evaluated for impairment	820,411	89,420	12,262	922,093
Total ending loan balance, net of unearned income	$857,036	$89,820	$12,419	$959,275

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2016 and December 31, 2015.

June 30, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$1,023	$3,660	$-
Real estate mortgage – residential	2,268	4,073	-
Real estate mortgage – farmland and other commercial enterprises	3,034	15,192	-
Commercial
Commercial and industrial	59	380	-
Other	6	-	-
Consumer
Secured	7	-	-
Unsecured	-	139	2
Total	$6,397	$23,444	$2

December 31, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$1,567	$3,674	$-
Real estate mortgage – residential	2,485	4,127	-
Real estate mortgage – farmland and other commercial enterprises	4,266	15,503	-
Commercial
Commercial and industrial	44	384	-
Other	8	-	-
Consumer
Secured	10	-	-
Unsecured	-	143	-
Total	$8,380	$23,831	$-

The Company has allocated $1.8 million and $1.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of June 30, 2016 and December 31, 2015, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2016 and December 31, 2015.

There were no loans modified as troubled debt restructurings during 2016. The Company had three credits modified as troubled debt restructurings during 2015. Additionally, troubled debt restructurings increased during the first quarter of 2015 as a result of the purchase of a previously-participated portion of a loan to a nonaffiliated bank. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. There is no further accretion to be recognized. The total outstanding balance related to this credit, which was renewed during June 2015, was $11.1 million at June 30, 2016. This represents 47.4% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2015. There were none during 2016.

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

The troubled debt restructurings identified above increased the allowance for loan losses by $356 thousand in the three and six months periods ended June 30, 2015. There were no charge-offs related to these loans. There were no payment defaults during the first six months of 2016 or 2015 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$227	$227	$109,176	$109,403
Real estate mortgage – residential	1,216	1,096	2,312	343,976	346,288
Real estate mortgage – farmland and other commercial enterprises	1,733	1,699	3,432	399,260	402,692
Commercial
Commercial and industrial	3	59	62	46,627	46,689
States and political subdivisions	-	-	-	20,215	20,215
Other	13	-	13	22,488	22,501
Consumer
Secured	27	-	27	4,530	4,557
Unsecured	1	2	3	5,078	5,081
Total	$2,993	$3,083	$6,076	$951,350	$957,426

December 31, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$227	$227	$115,289	$115,516
Real estate mortgage – residential	421	1,448	1,869	353,265	355,134
Real estate mortgage – farmland and other commercial enterprises	42	2,376	2,418	383,968	386,386
Commercial
Commercial and industrial	42	43	85	48,294	48,379
States and political subdivisions	-	-	-	17,643	17,643
Other	62	-	62	23,736	23,798
Consumer
Secured	9	1	10	6,655	6,665
Unsecured	18	-	18	5,736	5,754
Total	$594	$4,095	$4,689	$954,586	$959,275

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

	Real Estate			Commercial
June 30, 2016 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$100,635	$317,175	$364,031	$45,326	$20,215	$22,501
Special Mention	1,431	15,238	20,545	865	-	-
Substandard	7,337	13,875	18,116	498	-	-
Doubtful	-	-	-	-	-	-
Total	$109,403	$346,288	$402,692	$46,689	$20,215	$22,501

	Real Estate			Commercial
December 31, 2015 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$104,383	$324,333	$343,894	$46,934	$17,643	$23,777
Special Mention	1,651	16,225	22,859	937	-	-
Substandard	9,482	14,576	19,633	508	-	21
Doubtful	-	-	-	-	-	-
Total	$115,516	$355,134	$386,386	$48,379	$17,643	$23,798

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,550	$4,940	$6,655	$5,611
Nonperforming	7	141	10	143
Total	$4,557	$5,081	$6,665	$5,754

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	June 30, 2016	December 31, 2015
Construction and land development	$8,315	$12,997
Residential real estate	873	960
Farmland and other commercial enterprises	7,745	7,886
Total	$16,933	$21,843

OREO activity for the six months ended June 30, 2016 and 2015 was as follows:

Six months ended June 30, (In thousands)	2016	2015
Beginning balance	$21,843	$31,960
Transfers from loans and other increases	1,474	475
Proceeds from sales	(5,527)	(5,664)
(Loss) gain on sales, net	(125)	9
Write downs and other decreases, net	(732)	(566)
Ending balance	$16,933	$26,214

At June 30, 2016, the Company had a total of $448 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

The following table represents the remaining maturity of repurchase agreements disaggregated by the class of securities pledged.

	Remaining Contractual Maturity of the Agreements
June 30, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$30,180	$1,200	$-	$457	$101,024	$132,861
Total	$30,180	$1,200	$-	$457	$101,024	$132,861

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$159	$184	$318	$369
Interest cost	171	163	342	325
Recognized prior service cost	12	12	25	25
Recognized net actuarial loss (gain)	-	11	-	21
Net periodic benefit cost	$342	$370	$685	$740

The Company expects benefit payments of $393 thousand for 2016, of which $78 thousand and $158 thousand have been made during the three and six months ended June 30, 2016, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated.

	June 30, 2016				December 31, 2015
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	15.89%	18.74%	19.56%	12.13%	14.91%	19.00%	19.89%	12.46%
Farmers Bank	15.87	15.87	16.58	9.17	15.57	15.57	16.35	9.20
United Bank	17.23	17.23	18.20	12.05	18.67	18.67	19.68	12.89
First Citizens	13.80	13.80	14.41	9.63	13.55	13.55	14.17	9.20
Citizens Northern	14.72	14.72	15.82	10.25	14.42	14.42	15.67	10.79

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $17.0 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosures for available for sale investment securities as of June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2016
Obligations of U.S. government-sponsored entities	$128,187	$-	$128,187	$-
Obligations of states and political subdivisions	132,883		132,883	-
Mortgage-backed securities – residential	287,391	-	287,391	-
Mortgage-backed securities – commercial	25,323	-	25,323	-
Corporate debt securities	5,865	-	5,865	-
Mutual funds and equity securities	798	798	-	-
Total	$580,447	$798	$579,649	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Obligations of U.S. government-sponsored entities	$106,906	$-	$106,906	$-
Obligations of states and political subdivisions	150,266	-	150,266	-
Mortgage-backed securities – residential	297,861	-	297,861	-
Mortgage-backed securities – commercial	20,584	-	20,584	-
Corporate debt securities	5,840	-	5,840	-
Mutual funds and equity securities	745	745	-	-
Total	$582,202	$745	$581,457	$-

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis in periods following their initial recognition. The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of collateral-dependent impaired loans and OREO. The carrying value of these assets are adjusted to fair value on a nonrecurring basis through impairment charges as described more fully below.

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

The following tables represent the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the table only represent assets whose carrying amount has been adjusted by impairment charges during the period in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. With the exception of those calculated using the collateral valuation method, collateral-dependent impaired loan amounts in the tables below exclude restructured loans that are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – farmland and other commercial enterprises	$168	$-	$-	$168
Total	$168	$-	$-	$168

OREO
Construction and land development	$2,170	$-	$-	$2,170
Residential real estate	69	-	-	69
Farmland and other commercial enterprises	1,202	-	-	1,202
Total	$3,441	$-	$-	$3,441

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,908	$-	$-	$2,908
Real estate mortgage – residential	3,720	-	-	3,720
Total	$6,628	$-	$-	$6,628

OREO
Construction and land development	$2,252	$-	$-	$2,252
Residential real estate	406	-	-	406
Farmland and other commercial enterprises	2,868	-	-	2,868
Total	$5,526	$-	$-	$5,526

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Impairment charges:
Collateral-dependent impaired loans	$494	$9	$524	$31
OREO	116	566	566	566
Total	$610	$575	$1,090	$597

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is sometimes necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts may also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2016 and 2015.

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Average
June 30, 2016
Collateral-dependent impaired loans	$168	Discounted appraisals	Marketability discount	0%	-	8.3%	7.3%
OREO	$3,441	Discounted appraisals	Marketability discount	1.9%	-	45.4%	15.8%
December 31, 2015
Collateral-dependent impaired loans	$6,628	Discounted appraisals	Marketability discount	0%	-	8.3%	7.9%
OREO	$5,526	Discounted appraisals	Marketability discount	2.3%	-	26.9%	6.5%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets
Cash and cash equivalents	$112,011	$112,011	$112,011	$-	$-
Held to maturity investment securities	3,585	3,831	-	3,831	-
Loans, net	947,941	943,243	-	-	943,243
Accrued interest receivable	4,970	4,970	-	4,970	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	N/A	-	-	-

Liabilities
Deposits	1,353,445	1,353,035	1,058,069	-	294,966
Federal funds purchased and other short-term borrowings	31,581	31,581	-	31,581	-
Securities sold under agreements to repurchase and other long-term borrowings	120,006	125,815	-	125,815	-
Subordinated notes payable to unconsolidated trusts	33,506	18,447	-	-	18,447
Accrued interest payable	803	803	-	803	-

December 31, 2015
Assets
Cash and cash equivalents	$120,493	$120,493	$120,493	$-	$-
Held to maturity investment securities	3,611	3,809	-	3,809	-
Loans, net	948,960	945,809	-	-	945,809
Accrued interest receivable	5,392	5,392	-	5,392	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,368,994	1,369,016	1,043,616	-	325,400
Federal funds purchased and other short-term borrowings	34,353	34,353	-	34,353	-
Securities sold under agreements to repurchase and other long-term borrowings	120,280	126,964	-	126,964	-
Subordinated notes payable to unconsolidated trusts	48,970	31,515	-	-	31,515
Accrued interest payable	851	851	-	851	-

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

RESULTS OF OPERATIONS

Second Quarter 2016 Compared to Second Quarter 2015

The Company reported net income of $3.6 million for the quarter ended June 30, 2016, an increase of $54 thousand or 1.5% compared with net income of $3.5 million for the second quarter of 2015. On a per common share basis, net income was $.47 and $.44 for the current and year-ago quarters, respectively. This represents an increase of $.03 or 6.8%. On a percentage basis, the increase in per common share net income was more than the increase in net income due to the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends by $170 thousand in the comparison. The Company redeemed the final portion of its outstanding preferred shares during the second quarter of 2015.

Selected income statement amounts and related data are summarized in the table below.

(In thousands, except per share data)
Three Months Ended June 30,	2016	2015	Increase (Decrease)
Interest income	$14,973	$15,721	$(748)
Interest expense	1,975	2,148	(173)
Net interest income	12,998	13,573	(575)
Provision for loan losses	(156)	(264)	108
Net interest income after provision for loan losses	13,154	13,837	(683)
Noninterest income	5,521	5,508	13
Noninterest expenses	13,884	14,474	(590)
Income before income taxes	4,791	4,871	(80)
Income tax expense	1,235	1,369	(134)
Net income	3,556	3,502	54
Less preferred stock dividends	-	170	(170)
Net income available to common shareholders	$3,556	$3,332	$224

Basic and diluted net income per common share	$.47	$.44	$.03
Cash dividends declared per common share	.07	-	.07

Weighted average common shares outstanding – basic and diluted	7,502	7,492	10
Return on average assets	.81%	.79%	.02 bp
Return on average equity	7.73%	7.97%	(.24) bp
bp – basis points.

The increase in net income is primarily attributed to lower noninterest expense of $590 thousand or 4.1%, largely offset by lower net interest income of $575 thousand or 4.2%. Income tax expense decreased $134 thousand or 9.8% and the credit to the provision for loan losses was lower by $108 thousand or 40.9%. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at June 30, 2016, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends. During the current quarter, yields decreased for all maturities except the three-month maturity period, which increased six basis points. Yields on longer-term maturities decreased more significantly than short-term maturities. While the two and three-year maturity periods were down 14 and 16 basis points, respectively, the ten and thirty-year maturity periods decreased 30 and 33 basis points, respectively. At June 30, 2016, the short-term federal funds target interest rate remained between 0.25% and 0.50%, which was increased during December 2015 from a target range of zero to 0.25%. The Federal Reserve Board (“Federal Reserve”) has indicated that it will continue to assess progress toward its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At June 30, 2016, the national and Kentucky unemployment rate was 4.9% and 5.0%, respectively. However, labor force participation rates remain near 40-year lows. The national inflation rate at June 30, 2016 was 1.0%, up from 0.7% at year-end 2015, but below the Federal Reserve target rate of 2%.

Net interest income was $13.0 million for the current quarter, a decrease of $575 thousand or 4.2% compared to $13.6 million for the prior year second quarter. The decline in net interest income was driven by lower interest income of $748 thousand or 4.8%, partially offset by a decrease in interest expense of $173 thousand or 8.1%. Interest income on loans decreased $535 thousand or 4.3%. Interest income in the prior year second quarter includes $361 thousand of accretion related to a loan purchased at a discount during the first quarter of 2015. Accretion was recognized over the contractual life of the purchased loan, which ended in June 2015. Interest income on investment securities declined $271 thousand or 8.2% in the comparison. Interest expense on deposits and borrowed funds decreased $138 thousand or 18.7% and $35 thousand or 2.5%, respectively.

The decrease to interest income on loans was driven by a lower average rate earned, which is partially due to discount accretion in the prior year related to the loan described above. Partially offsetting the lower average rate on loans was a higher average loan balance outstanding. Average loans for the current quarter increased $26.8 million or 2.9% compared to the second quarter of 2015. The Company continues to focus on maintaining strong credit underwriting standards and improving the overall credit quality of the loan portfolio.

Interest income on investment securities decreased mainly due to lower volume and, to a lesser extent, lower rates. Average investment securities for the quarter declined $46.1 million or 7.3% from a year ago. Proceeds received from matured or called investment securities are used to fund higher-earning loans or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

Interest expense on deposits is down primarily due to lower average outstanding balances and rate declines of time deposits. The decline in interest expense on borrowed funds was driven by the early extinguishment of $15.5 million of debt during the first quarter of 2016.

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

The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date as well as activity related to new earning assets and funding sources in a low interest rate environment. The Company continues to reprice its higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal, as liquidity has been adequate.

The net interest margin on a taxable equivalent basis was 3.28% in the current quarter, down 12 basis points from 3.40% a year ago. Net interest spread decreased 14 basis point to 3.11% from 3.25% a year earlier. As discussed above, interest income for the year-ago quarter includes discount accretion related to a loan purchased during the first quarter of 2015. There is no further accretion to be recognized on this loan. The Company expects its net interest margin to remain relatively flat or trend slightly downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended June 30,	2016			2015
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$469,793	$2,429	2.08%	$506,805	$2,641	2.09%
Nontaxable[2]	119,483	903	3.04	128,543	990	3.09
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	92,618	102	.44	83,373	44	.21
Loans[2,3,4]	958,542	11,912	5.00	931,768	12,467	5.37
Total earning assets	1,640,436	$15,346	3.76%	1,650,489	$16,142	3.92%
Allowance for loan losses	(9,674)			(12,390)
Total earning assets, net of allowance for loan losses	1,630,762			1,638,099
Nonearning Assets
Cash and due from banks	22,170			23,057
Premises and equipment, net	32,403			34,380
Other assets	81,628			91,795
Total assets	$1,766,963			$1,787,331
Interest Bearing Liabilities
Deposits
Interest bearing demand	$335,841	$65	.08%	$339,143	$49	.06%
Savings	405,986	130	.13	383,647	119	.12
Time	302,807	404	.54	363,059	569	.63
Federal funds purchased and other short-term borrowings	33,871	22	.26	27,916	10	.14
Securities sold under agreements to repurchase and other long term borrowings	152,246	1,354	3.58	167,868	1,401	3.35
Total interest bearing liabilities	1,230,751	$1,975	.65%	1,281,633	$2,148	0.67%
Noninterest Bearing Liabilities
Demand deposits	322,817			302,133
Other liabilities	28,299			27,327
Total liabilities	1,581,867			1,611,093
Shareholders’ equity	185,096			176,238
Total liabilities and shareholders’ equity	$1,766,963			$1,787,331
Net interest income		13,371			13,994
TE basis adjustment		(373)			(421)
Net interest income		$12,998			$13,573
Net interest spread			3.11%			3.25%
Impact of noninterest bearing sources of funds			.17			.15
Net interest margin			3.28%			3.40%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $364 thousand and $371 thousand in 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2016/2015[1]	Volume	Rate

Interest Income
Taxable investment securities	$(212)	$(199)	$(13)
Nontaxable investment securities[2]	(87)	(71)	(16)
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	58	5	53
Loans[2]	(555)	1,866	(2,421)
Total interest income	(796)	1,601	(2,397)
Interest Expense
Interest bearing demand deposits	16	(3)	19
Savings deposits	11	5	6
Time deposits	(165)	(89)	(76)
Federal funds purchased and other short-term borrowings	12	2	10
Securities sold under agreements to repurchase and other long-term borrowings	(47)	(471)	424
Total interest expense	(173)	(556)	383
Net interest income	$(623)	$2,157	$(2,780)
Percentage change	100.0%	(346.2)%	446.2%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The overall credit quality of the Company’s loan portfolio continued to improve in the comparable periods, as certain credit quality metrics are at or near recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $156 thousand and $264 thousand in the current and year ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.99% at June 30, 2016 compared to 1.08% and 1.31% at year-end 2015 and June 30, 2015, respectively. The credit to the provision for loan losses is attributed to continuing overall improvement in the credit quality indicators of the loan portfolio. Net charge-offs were $187 thousand in the current quarter, an increase of $44 thousand or 30.8% compared to $143 thousand a year earlier. Although up, net charge-offs remain near historical lows.

Nonperforming loans, loans graded as substandard, and watch list loans have each declined when compared with a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. As credit quality metrics approach pre-recession levels, the rate of improvement has declined. While historical loss rates may continue to improve throughout 2016 due to elevated charge-offs falling out of the look-back period, this improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended June 30,	2016	2015	Increase (Decrease)%
Service charges and fees on deposits	$1,927	$1,907	$20	1.0%
Allotment processing fees	820	1,102	(282)	(25.6)
Other service charges, commissions, and fees	1,432	1,347	85	6.3
Trust income	665	583	82	14.1
Investment securities gains, net	131	45	86	NM
Gain on sale of mortgage loans, net	222	173	49	28.3
Income from company-owned life insurance	231	227	4	1.8
Other	93	124	(31)	(25.0)
Total noninterest income	$5,521	$5,508	$13	.2%

NM – Not meaningful.

Total noninterest income remained relatively unchanged in the comparison. The more significant components that changed include lower allotment processing fees, higher net gain on the sale of investment securities, higher nondeposit service charges, commissions, and fees, and higher trust income.

Allotment processing fees are down as a result of lower processing volume stemming from the U.S. Department of Defense (“DOD”) policy that went into effect on January 1, 2015, which restricts the types of purchases active duty service members are able to make using the military allotment system for payment. These restrictions have resulted in lower processing volumes for the Company. The Company continues its efforts to diversify its allotment customer base and product offerings with the goal of offsetting the impact of the DOD policy restrictions.

The increase in net gain on sale of investment securities is attributed to normal asset/liability management strategies, as the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, improve risk exposures, and/or enhance its capital position. Nondeposit service charges, commissions, and fees are up primarily due to higher interchange fees of $36 thousand or 4.4%. Trust income increased primarily due to higher market values of managed assets and, to a lesser degree, certain changes in fee structure that occurred during the third quarter of 2015.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended June 30,	2016	2015	Increase (Decrease)%
Salaries and employee benefits	$7,655	$7,852	$(197)	(2.5)%
Occupancy expenses, net	1,179	1,219	(40)	(3.3)
Equipment expenses	682	609	73	12.0
Data processing and communication expense	1,281	1,074	207	19.3
Bank franchise tax	611	607	4	.7
Amortization of intangibles	-	113	(113)	(100.0)
Deposit insurance expense	280	404	(124)	(30.7)
Other real estate expenses, net	373	726	(353)	(48.6)
Legal expenses	102	189	(87)	(46.0)
Other	1,721	1,681	40	2.4
Total noninterest expense	$13,884	$14,474	$(590)	(4.1)%

Total noninterest expense for the current quarter of $13.9 million represents the lowest quarter total since the third quarter of 2006. The decline in certain components of noninterest expense is primarily a result of the Company’s continuing efforts to improve efficiency and reduce expense.

The decrease in repossessed real estate expenses is primarily the result of lower impairment charges of $431 thousand or 76.1%. The net loss on sales of repossessed real estate was $104 thousand, an increase $39 thousand. Development, maintenance, and operating costs were $134 thousand, up $39 thousand or 41.1%. Employee benefits decreased $182 thousand or 12.3%, mainly due to claims activity related to the Company’s self-funded health insurance plan. Salaries and related payroll taxes decreased $14 thousand or 0.2%. The Company had 489 full time equivalent employees at quarter-end, down from 510 a year earlier.

The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable. Amortization of intangible assets declined as a result of being fully amortized at year-end 2015. Legal expenses are lower due to the level of activity occurring in the normal course of business.

The increase in data processing and communication expense was led by a one-time accrual adjustment of $137 thousand related to a change in card vendor and adding the use of a third party for statement processing. Equipment expense were up mainly due to higher depreciation on equipment of $42 thousand or 12.3%.

Income Taxes

Income tax expense was $1.2 million for the current quarter, a decrease of $134 thousand or 9.8% compared to $1.4 million for the same quarter of 2015. The effective income tax rates were 25.8% and 28.1% for the current and year-ago quarters, respectively.

First Six Months of 2016 Compared to First Six Months of 2015

The Company reported net income of $9.7 million for the first six months of 2016, an increase of $2.2 million or 28.5% compared with net income of $7.6 million for the same period in 2015. On a per common share basis, net income for the current six months was $1.30, an increase of $.34 or 35.4% compared to $.96 reported a year earlier. Per common share net income was positively impacted by the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends by $395 thousand.

Selected income statement amounts and related data are presented in the table below.

(In thousands, except per share data)
Six Months Ended June 30,	2016	2015	Increase (Decrease)
Interest income	$30,303	$30,941	$(638)
Interest expense	4,018	4,365	(347)
Net interest income	26,285	26,576	(291)
Provision for loan losses	(629)	(1,809)	1,180
Net interest income after provision for loan losses	26,914	28,385	(1,471)
Noninterest income	15,063	10,949	4,114
Noninterest expenses	28,291	28,984	(693)
Income before income taxes	13,686	10,350	3,336
Income tax expense	3,950	2,774	1,176
Net income	9,736	7,576	2,160
Less preferred stock dividends	-	395	(395)
Net income available to common shareholders	$9,736	$7,181	$2,555

Basic and diluted net income per common share	$1.30	$.96	$.34
Cash dividends declared per common share	.14	-	.14

Weighted average common shares outstanding – basic and diluted	7,501	7,491	10
Return on average assets	1.11%	.85%	26 bp
Return on average equity	10.69%	8.68%	201 bp
bp – basis points.

The $2.2 million increase in net income is attributed primarily to a nonrecurring pretax gain of $4.1 million related to the early extinguishment of $15.5 million of debt during the first quarter of the current year. This was partially offset by a lower credit to the provision for loan losses of $1.2 million. Noninterest expenses are down $693 thousand and net interest income declined $291 thousand. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

Net interest income was $26.3 million for the first six months of 2016, a decrease of $291 thousand or 1.1% compared to $26.6 million for the first six months of 2015. The decrease in net interest income resulted from lower interest income of $638 thousand or 2.1%, partially offset by a decrease in interest expense of $347 thousand or 7.9%. Interest income on loans and investment securities decreased $161 thousand or 0.7% and $585 thousand or 8.7%, respectively. Interest expense on deposits and borrowed funds decreased $313 thousand or 20.1% and $34 thousand or 1.2%, respectively.

The decrease to interest income on loans resulted primarily from a decline in the average rate. The average rate earned on the loan portfolio was positively impacted five basis points in the current six months by $236 thousand related to a nonaccrual commercial real estate loan that fully paid off during the first quarter of 2016. The prior year was boosted 11 basis points by $482 thousand of accretion related to a loan purchased at a discount during the first quarter of 2015. Accretion was recognized over the contractual life of the purchased loan, which ended in June 2015. The lower average rate on loans for the current period was partially offset by a higher average balance outstanding. Average loans were up $31.2 million or 3.4% from the year-ago comparable period. The Company continues to focus on maintaining strong credit underwriting standards and improving the overall credit quality of the loan portfolio.

Interest income on investment securities decreased mainly due to lower volume. Average investment securities were down $54.0 million or 8.4% from the comparable year-ago period. Proceeds received from matured or called investment securities were mainly used to fund higher-earning loans and fund deposit outflows.

The decrease in interest expense on deposits is primarily due to lower average outstanding balances and rate declines related to time deposits. The decline in interest expense on borrowed funds was driven by the early extinguishment of $15.5 million of debt during the first quarter of 2016.

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

The net interest margin on a taxable equivalent basis was 3.33% for both the first six months of 2016 and 2015. Net interest spread was 3.18% for both periods. Net interest margin and spread for the current quarter were positively impacted three basis points related to the collection of interest on the nonaccrual commercial real estate loan identified above. The prior year margin and spread were boosted six basis points by nonrecurring accretion related to the loan purchased at a discount discussed above. The Company expects its net interest margin to remain relatively flat or trend slightly downward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2016			2015
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$463,110	$4,936	2.14%	$511,834	$5,436	2.14%
Nontaxable[2]	122,045	1,842	3.04	127,293	1,967	3.12
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	88,277	205	.47	92,161	97	.21
Loans[2,3,4]	958,795	24,069	5.05	927,617	24,283	5.28
Total earning assets	1,632,227	$31,052	3.83%	1,658,905	$31,783	3.86%
Allowance for loan losses	(9,940)			(13,090)
Total earning assets, net of allowance for loan losses	1,622,287			1,645,815
Nonearning Assets
Cash and due from banks	22,538			23,349
Premises and equipment, net	32,654			34,545
Other assets	88,350			94,675
Total assets	$1,765,829			$1,798,384
Interest Bearing Liabilities
Deposits
Interest bearing demand	$333,011	$131	.08%	$343,079	$99	.06%
Savings	404,852	261	.13	379,853	235	.12
Time	310,206	853	.55	374,538	1,224	.66
Federal funds purchased and other short-term borrowings	35,282	46	.26	28,393	20	.14
Securities sold under agreements to repurchase and other long-term borrowings	154,346	2,727	3.55	167,887	2,787	3.35
Total interest bearing liabilities	1,237,697	$4,018	.65%	1,293,750	$4,365	.68%
Noninterest Bearing Liabilities
Demand deposits	317,135			301,631
Other liabilities	27,914			26,897
Total liabilities	1,582,746			1,622,278
Shareholders’ equity	183,083			176,106
Total liabilities and shareholders’ equity	$1,765,829			$1,798,384
Net interest income		27,034			27,418
TE basis adjustment		(749)			(842)
Net interest income		$26,285			$26,576
Net interest spread			3.18%			3.18%
Impact of noninterest bearing sources of funds			.15			.15
Net interest margin			3.33%			3.33%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $682 thousand and $640 thousand in 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2016/2015[1]	Volume	Rate

Interest Income
Taxable investment securities	$(500)	$(500)	$-
Nontaxable investment securities[2]	(125)	(77)	(48)
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	108	(12)	120
Loans[2]	(214)	1,765	(1,979)
Total interest income	(731)	1,176	(1,907)
Interest Expense
Interest bearing demand deposits	32	(8)	40
Savings deposits	26	11	15
Time deposits	(371)	(188)	(183)
Federal funds purchased and other short-term borrowings	26	6	20
Securities sold under agreements to repurchase and other long-term borrowings	(60)	(421)	361
Total interest expense	(347)	(600)	253
Net interest income	$(384)	$1,776	$(2,160)
Percentage change	100.0%	(462.5)%	562.5%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $629 thousand and $1.8 million for the first six months of 2016 and 2015, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.99% at June 30, 2016 compared to 1.08% and 1.31% at year-end 2015 and June 30, 2015, respectively. The credit to the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio. The lower credit to the provision is mainly driven by a greater improvement in historical loss rates in the year-ago quarter compared to the current quarter. The Company had net loan charge-offs of $201 thousand in the current period compared to net recoveries of $40 thousand a year earlier.

Nonperforming loans, loans graded as substandard, and watch list loans have each declined compared to a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. As credit quality metrics approach pre-recession levels, the rate of improvement has declined. While historical loss rates may continue to improve throughout 2016 due to elevated charge-offs falling out of the look-back period, this improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Six Months Ended June 30,	2016	2015	Increase (Decrease)%
Service charges and fees on deposits	$3,794	$3,679	$115	3.1%
Allotment processing fees	1,694	2,292	(598)	(26.1)
Other service charges, commissions, and fees	2,714	2,614	100	3.8
Trust income	1,319	1,154	165	14.3
Investment securities gains, net	214	165	49	29.7
Gain on sale of mortgage loans, net	422	338	84	24.9
Income from company-owned life insurance	556	468	88	18.8
Gain on debt extinguishment	4,050	-	4,050	NM
Other	300	239	61	25.5
Total noninterest income	$15,063	$10,949	$4,114	37.6%

NM – Not meaningful.

The increase in noninterest income relates mainly to the $4.1 million gain related to the early extinguishment of debt. The increase in service charges and fees on deposits was driven by higher dormant account fees of $123 thousand or 10.5%, higher service charges of $87 thousand or 38.2%, partially offset by lower overdraft fees of $75 thousand or 3.7%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation. This contributed to an overall increase in service charges during the quarter. The Company anticipates that service charges on deposits will increase incrementally in the short term; however, it cannot quantify with precision the impact of this change on customer behavior and related deposit balances and fee income.

Nondeposit service charges, commissions, and fees were up due to higher interchange fees of $74 thousand or 4.8% and higher insurance premium income related to volume increases in the sale of title insurance policies. Trust income increased primarily due to higher market values of managed assets and, to a lesser degree, certain changes in fee structure that went into place during the third quarter of 2015. The increase in income from company-owned life insurance is primarily related to the collection of a tax-free death benefit received in excess of the cash surrender value in the current period. Net gain on the sale of mortgage loans was higher primarily due to an increase in volume of mortgage loans sold of $3.5 million or 26.4% in the comparison.

Other noninterest income in the current six months includes a $100 thousand payment received related to a litigation settlement. Under the terms of the settlement, the Company expects to receive an additional $1.35 million to be paid prior to the end of the third quarter of 2016. The Company will recognize future amounts, if any, as a part of other noninterest income when received.

The decrease in allotment processing fees is a result of lower processing volume related to the U.S. DOD restrictions that went into effect on January 1, 2015. The new policy restricts active duty service members from entering into certain types of allotment arrangements. These restrictions have resulted in lower processing volumes. The Company continues its efforts to diversify its allotment customer base and product offerings with the goal of offsetting the impact of the DOD policy restrictions.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Six Months Ended June 30,	2016	2015	Increase (Decrease)%
Salaries and employee benefits	$15,634	$16,172	$(538)	(3.3)%
Occupancy expenses, net	2,369	2,446	(77)	(3.1)
Equipment expenses	1,311	1,227	84	6.8
Data processing and communication expense	2,401	2,129	272	12.8
Bank franchise tax	1,210	1,212	(2)	(.2)
Amortization of intangibles	-	225	(225)	(100.0)
Deposit insurance expense	578	804	(226)	(28.1)
Other real estate expenses, net	1,012	771	241	31.3
Legal expenses	269	401	(132)	(32.9)
Other	3,507	3,597	(90)	(2.5)
Total noninterest expense	$28,291	$28,984	$(693)	(2.4)%

The decline in noninterest expense was led by lower salaries and employee benefits expense, deposit insurance expense, amortization of intangibles, and legal expenses. These were partially offset by higher data processing and communication expense, expenses related to repossessed real estate and equipment expense.

Employee benefits were down $625 thousand or 18.9%, mainly due to claims activity related to the Company’s self-funded health insurance plan and, to a lesser extent, lower actuary-determined postretirement benefit expense. Salaries and related payroll taxes were up $86 thousand or 0.7%. The Company had an average of 494 full time equivalent employees during the first six months of 2016, down from an average of 511 for the year-ago period. The increase in salaries and related payroll taxes is due to normal employee annual increases and the addition of a new Chief Operating Officer beginning in the first quarter of 2016.

The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable. Amortization of intangible assets declined as a result of being fully amortized at year-end 2015. The decline in legal expenses was mainly related to a legal settlement during the first quarter of 2015.

Data processing and communication expense increased mainly due to a one-time accrual adjustment of $137 thousand related to a change in card vendor and adding the use of a third party for statement processing. The increase in repossessed real estate expenses is primarily the result of higher impairment charges of $166 thousand or 29.3% primarily attributed to a single property with a write-down of $352 thousand in the current-year first quarter. The current year also includes a net loss on property sales of $125 thousand compared to a net gain of $9 thousand a year ago.

Income Taxes

Income tax expense was $4.0 million for the current six months, an increase of $1.2 million or 42.4% compared to $2.8 million for 2015. The effective income tax rates were 28.9% and 26.8% for the current and year-ago periods, respectively. The increase in the effective income tax rate is mainly attributed to higher pretax income, made up by a higher mix of taxable versus tax-exempt sources of revenue driven by the $4.1 million pretax gain on the early extinguishment of debt.

FINANCIAL CONDITION

Total assets were $1.8 billion at June 30, 2016, a decrease of $21.0 million or 1.2% from year-end 2015, with declines occurring across all significant line items. Liabilities were down $34.1 million or 2.1%, resulting in increased equity of $13.1 million or 7.5%. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share amounts)	June 30, 2016	December 31, 2015	Increase (Decrease)%
Cash and cash equivalents	$112,011	$120,493	$(8,482)	(7.0)%
Investment securities	584,032	585,813	(1,781)	(.3)
Loans, net of allowance of $9,485 and $10,315	947,941	948,960	(1,019)	(.1)
Other real estate owned	16,933	21,843	(4,910)	(22.5)
Other assets	94,066	98,841	(4,775)	(4.8)
Total assets	$1,754,983	$1,775,950	$(20,967)	(1.2)%

Deposits	$1,353,445	$1,368,994	$(15,549)	(1.1)%
Federal funds purchased and other short-term borrowings	31,581	34,353	(2,772)	(8.1)
Other borrowings	153,512	169,250	(15,738)	(9.3)
Other liabilities	27,619	27,655	(36)	(.1)
Total liabilities	1,566,157	1,600,252	(34,095)	(2.1)

Common stock	938	937	1	.1
Capital surplus	51,734	51,608	126	.2
Retained earnings	129,057	120,371	8,686	7.2
Accumulated other comprehensive income	7,097	2,782	4,315	155.1
Total shareholders’ equity	188,826	175,698	13,128	7.5
Total liabilities and shareholders’ equity	$1,754,983	$1,775,950	$(20,967)	(1.2)%

End of period tangible book value per common share[1]	$25.16	$23.43	$1.73	7.4%
End of period per common share closing price	27.35	27.11	.24	.9

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

The decrease in cash and cash equivalents and investment securities from year-end is a result of the Company’s overall net funding position, which includes a decline in deposits of $15.5 million or 1.1% and the early extinguishment of $15.5 million of debt. The decrease in loans represents the first quarterly decline since the first quarter of 2015. The decrease was driven by loans secured by real estate, primarily construction related lending partially offset by loans secured by commercial real estate. Nonaccrual loans represent $2.0 million of the overall decrease in loans. The decrease in OREO was primarily driven by property sales.

The decrease in total liabilities is mainly attributed to the reduction in long-term borrowings and total deposits. Long-term borrowings declined $15.7 or 9.3%, primarily due to the early extinguishment of debt. Interest bearing deposits are down $21.9 million or 2.1%, partially offset by an increase in noninterest bearing deposits of $6.3 million or 2.0%. The decrease in interest bearing deposits was driven by lower time deposits of $30.0 million or 9.2%.

The increase in shareholders’ equity was driven by net income of $9.7 million and other comprehensive income of $4.3 million, partially offset by dividends declared on common stock of $1.1 million. Other comprehensive income was primarily made up of a $4.3 million increase in the after-tax unrealized gain related to the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At June 30, 2016, temporary investments were $92.5 million, an increase of $437 thousand or 0.5% from year-end 2015.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Principal payment received on mortgage-backed securities and proceeds from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $584 million at June 30, 2016, a decrease of $1.8 million or 0.3% compared to $586 million at year-end 2015.

The decrease in investment securities was driven by net maturities, calls, and sales of $128 million in the aggregate, which outpaced purchases totaling $121 million. Net premium amortization of $2.0 million also made up part of the decrease. The market value adjustment of the available for sale securities portfolio increased $6.6 million and is attributable to higher bond prices related to longer term maturity periods. Yields for the five, ten and 30-year Treasury securities each decreased since year-end 2015. Generally, as market interest rates decrease, the value of fixed rate investments increase.

During the first half of 2016, the Company sold $27 million of municipal securities issued by certain local school districts located in Kentucky. This was done with the goal of reducing credit risk exposures in the portfolio to higher-unemployment areas. The Company recorded an overall net gain of $22 thousand on the sales and reinvested the proceeds in a mix of other municipal bonds in and outside of Kentucky, as well as U.S. government agencies.

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The carrying value of this investment at June 30, 2016 was $4.9 million, which includes an unrealized loss of $963 thousand. At year-end 2015, these securities had an unrealized loss of $793 thousand.

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

Loans

Loans were $957 million at June 30, 2016, a decrease of $1.8 million or 0.2% compared to year-end 2015. The decrease occurred during the second quarter and represents the first quarterly decline since the first quarter of 2015. High quality loan demand remains soft, and the Company continues a conservative approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge. Loan payments include $1.9 million related to nonaccrual loans during 2016.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$109,403	11.4%	$115,516	12.0%
Real estate mortgage – residential	346,288	36.2	355,134	37.0
Real estate mortgage – farmland and other commercial enterprises	402,692	42.1	386,386	40.3
Commercial, financial, and agriculture	89,405	9.3	89,820	9.4
Installment	9,638	1.0	12,419	1.3
Total	$957,426	100.0%	$959,275	100.0%

On an average basis, loans represented 58.7% of earning assets for the current six month period, an increase of 210 basis points compared to 56.6% for the year 2015. The increase in the level of average loans as a percentage of earning assets reflects the overall growth in the loan portfolio over the past year. The increase in loans in the year-over-year period has been funded by cash flows from investment securities and temporary investments. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

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

The allowance for loan losses was $9.5 million or 0.99% of outstanding loans at June 30, 2016. This compares to $10.3 million or 1.08% of net loans outstanding at year-end 2015. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end resulted primarily from a credit to the provision for loan losses of $629 thousand for the current six-month period. As a percentage of nonperforming loans, the allowance for loan losses was 31.8% at June 30, 2016 compared to 32.0% at year-end 2015. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans.

Nonperforming loans include $23.4 million of accruing restructured loans, which represents 78.6% of total nonperforming loans at June 30, 2016. At year-end 2015, this amount was $23.8 million or 74.0%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.9 million or 6.7% and $2.9 million or 7.8% of such loans at June 30, 2016 and year-end, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 148% and 123% at the current quarter-end and year-end 2015, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2015 continued during the first six months of 2016. As credit quality metrics approach pre-recession levels, the rate of improvement has declined. Although impaired loans increased $6.1 million during 2016, they remain near three-year lows and are down $122 million or 73.8% since peaking at $165 million in the first quarter of 2011. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at the best level in the last three years.

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$29,843	$32,211	$34,193	$51,498	$29,843
Nonaccrual loans	6,397	8,380	9,921	25,063	6,397
Loans past due 30-89 days and still accruing	2,719	588	1,312	3,651	588
Loans graded substandard or below	39,826	44,220	48,985	82,627	39,826
Impaired loans	43,298	37,182	42,557	62,281	37,182
Loans, net of unearned income	957,426	959,275	933,305	1,010,131	927,389

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

Nonperforming loans were $29.8 million at June 30, 2016, a decrease of $2.4 million or 7.4% compared to $32.2 million at year-end 2015. Nonaccrual loans decreased $2.0 million or 23.7%, primarily due to principal payments of $1.9 million during the first six months of 2016 which includes $468 thousand received for the full payment of a single larger-balance commercial real estate loan that occurred during the first quarter. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007. Accruing restructured loans make up 78.6% of the Company’s nonperforming loans at June 30, 2016, up from 74.0% at year-end.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	June 30, 2016	December 31, 2015
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$1,023	$1,567
Real estate mortgage – residential	2,268	2,485
Real estate mortgage – farmland and other commercial enterprises	3,034	4,266
Commercial
Commercial and industrial	59	44
Other	6	8
Consumer
Secured	7	10
Total nonaccrual loans	$6,397	$8,380

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$3,660	$3,674
Real estate mortgage – residential	4,073	4,127
Real estate mortgage – farmland and other commercial enterprises	15,192	15,503
Commercial
Commercial and industrial	380	384
Consumer
Unsecured	139	143
Total restructured loans	$23,444	$23,831

Past Due 90 Days or More and Still Accruing
Consumer
Unsecured	$2	$-
Total past due 90 days or more and still accruing	$2	$-

Total nonperforming loans	$29,843	$32,211

Ratio of total nonperforming loans to total loans (net of unearned income)	3.1%	3.4%

The most significant components of nonperforming loans include nonaccrual and accruing restructured loans. Activity during 2016 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2015	$8,380	$23,831
Additions	1,153	-
Principal paydowns	(1,884)	(387)
Transfers to other real estate owned and other changes, net	(1,049)	-
Charge-offs	(203)	-
Balance at June 30, 2016	$6,397	$23,444

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $48.5 million and $54.2 million at June 30, 2016 and year-end 2015, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to a slow-growth economy which continues to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At June 30, 2016, the five largest potential problem credits were $11.9 million in the aggregate compared to $12.3 million at year-end 2015.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At June 30, 2016, OREO was $16.9 million, a decrease of $4.9 million or 22.5% compared to $21.8 million at year-end 2015. The decrease was driven by sales activity, including three larger-balance real estate development properties that sold for $4.1 million with a related net loss of $48 thousand in the aggregate. Sales of OREO in the current period include $3.1 million financed by the Company. OREO has declined $35.6 million or 67.8% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2016 follows.

(In thousands)	Amount
Balance at December 31, 2015	$21,843
Transfers from loans and other increases	1,474
Proceeds from sales	(5,527)
Loss on sales, net	(125)
Write-downs and other decreases, net	(732)
Balance at June 30, 2016	$16,933

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period				Average
(In thousands)	June 30, 2016	December 31, 2015	Increase (Decrease)%		Six Months June 30, 2016	Twelve Months December 31, 2015	Increase (Decrease)%
Noninterest Bearing	$320,306	$313,969	$6,337	2.0%	$317,135	$304,516	$12,619	4.1%

Interest Bearing
Demand	334,707	328,803	5,904	1.8	333,011	334,281	(1,270)	(0.4)
Savings	403,056	400,844	2,212	0.6	404,852	385,932	18,920	4.9
Time	295,376	325,378	(30,002)	(9.2)	310,206	356,419	(46,213)	(13.0)
Total interest bearing	1,033,139	1,055,025	(21,886)	(2.1)	1,048,069	1,076,632	(28,563)	(2.7)

Total Deposits	$1,353,445	$1,368,994	$(15,549)	(1.1)%	$1,365,204	$1,381,148	$(15,944)	(1.2)%

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

Borrowed Funds

Total borrowed funds were $185 million at June 30, 2016, a decrease of $18.5 million or 9.1% from year-end 2015. The decrease was driven by a $15.7 million or 9.3% decline in long-term borrowings, which is primarily due to the early extinguishment of subordinated debt related to trust preferred securities.

In January 2016, the Company terminated Farmers Capital Bank Trust II (“Trust II”) as a result of the early extinguishment of debt issued to the trust and recorded a pretax gain of $4.1 million. Trust II was a Delaware statutory trust established by the Company in 2005 for the purpose of issuing preferred securities through a private offering. The proceeds from the offering were loaned to the Company in exchange for junior subordinated debentures with terms that parallel those of the preferred securities.

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

Short-term borrowings were $31.6 million at quarter-end. This represents a decrease of $2.8 million or 8.1%, which is attributed to a decline in repurchase agreements with commercial depositors in the normal course of business. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings by the Company.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, balances of cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Primary uses of cash include the payment of dividends to its shareholders, paying interest expense on borrowings, and payments for general operating expenses.

Payment of dividends to the Parent Company by its subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at June 30, 2016 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $36.4 million and $36.0 million at June 30, 2016 and year-end 2015, respectively. Significant cash receipts by the Parent Company for 2016 include dividend payments from its bank and nonbank subsidiaries of $12.5 million and $1.0, respectively, management fees from subsidiaries of $1.3 million, and a return of capital amounts from a nonbank subsidiary of $500 thousand. Significant cash payments by the Parent Company in 2016 include $11.0 million to purchase the trust preferred securities issued by Trust II and extinguish the subordinated debt issued to the trust, $1.8 million for salaries, payroll taxes, and employee benefits, $525 thousand for the payment of dividends on common stock, and $345 thousand for the payment of interest on subordinated notes payable.

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

As of June 30, 2016, the Company had $276 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $236 million at year-end 2015.

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

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At June 30, 2016, consolidated liquid assets were $692 million, a decrease of $10.2 million or 1.5% compared to $703 million at year-end 2015. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $10.3 million and $12.4 million for the first six months of 2016 and 2015, respectively. This represents a decrease of $2.1 million or 17.1%. Net cash flow provided by investing activities was $11.2 million and $7.5 million for 2016 and 2015, respectively. The $3.7 million increase was primarily driven by loan and investment securities activity, partially offset by lower proceeds from the sale of OREO. The Company had net cash inflow related to loans representing overall net principal collections in the current period of $3.2 million compared with net principal advances a year earlier in the amount of $1.1 million. Net cash inflows related to investment securities were $6.6 million for 2016, up $2.4 million compared to a year earlier. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. Proceeds from the sale of OREO decreased $2.9 million in the comparison.

Net cash used in financing activities was $30.0 million for the first six months of 2016, a decrease of $9.2 million compared with $39.2 million a year earlier. The decrease was driven primarily by deposit activity and cash paid to redeem the Company’s outstanding preferred stock in the prior year, partially offset by the impact of the extinguishment of long-term debt in the current year. For 2016, deposits decreased $15.5 million, down $12.4 million compared to $28.0 million for the first six months of 2015. The Company redeemed $10.0 million of its preferred stock outstanding in 2015. During 2016, the Company paid $11.0 million to purchase the trust preferred securities issued by Trust II and subsequently extinguished the subordinated debt issued to the trust. There was no similar transaction in the prior year.

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

CAPITAL RESOURCES

Shareholders’ equity was $189 million at June 30, 2016, an increase of $13.1 million or 7.5% compared to $176 million at year-end 2015. The increase in shareholders’ equity was driven by net income of $9.7 million and other comprehensive income of $4.3 million, partially offset by dividends declared on common stock of $1.1 million. Other comprehensive income was primarily made up of a $4.3 million increase related to the after-tax amount of the unrealized gain on available for sale investment securities. The increase in the unrealized gain on available for sale investment securities correlates to the decline in long term market interest rates at the end of the period compared with year-end 2015. As market interest rates decrease, the value of fixed rate investments generally increases.

At June 30, 2016, the Company’s tangible common equity ratio was 10.76%, an increase of 87 basis points compared to 9.89% at year-end 2015. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets. The increase in the tangible common equity ratio is the result of a combination of both an increase in tangible common equity and a reduction in tangible assets in the comparison.

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

	June 30, 2016				December 31, 2015
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	15.89%	18.74%	19.56%	12.13%	14.91%	19.00%	19.89%	12.46%
Farmers Bank & Capital Trust Company	15.87	15.87	16.58	9.17	15.57	15.57	16.35	9.20
United Bank & Trust Company	17.23	17.23	18.20	12.05	18.67	18.67	19.68	12.89
First Citizens Bank, Inc.	13.80	13.80	14.41	9.63	13.55	13.55	14.17	9.20
Citizens Bank of Northern Kentucky, Inc.	14.72	14.72	15.82	10.25	14.42	14.42	15.67	10.79

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

At June 30, 2016, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 0.1% and 0.3%, respectively for the year ending December 31, 2016 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.6% and 1.3%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2016 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2016, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued 632 shares and 1,328 shares of common stock to its non-employee directors under this plan in the three and six months ended June 30, 2016, respectively, as compensation for director fees of $18 thousand and $36 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended June 30, 2016. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

10.5

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

10.8

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

Date:	August 8, 2016	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	August 8, 2016	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)