Form 10-Q
period 2016-09-30
FARMERS CAPITAL BANK CORP
filed 2016-11-08
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

7,507,580 shares outstanding at November 4, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6. Exhibits	57

SIGNATURES	59

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$21,661	$28,392
Interest bearing deposits in other banks	84,504	74,758
Federal funds sold and securities purchased under agreements to resell	5,969	6,343
Money market mutual funds	15,441	11,000
Total cash and cash equivalents	127,575	120,493
Investment securities:
Available for sale, amortized cost of $468,987 (2016) and $577,248 (2015)	474,419	582,202
Held to maturity, fair value of $3,801 (2016) and $3,809 (2015)	3,572	3,611
Total investment securities	477,991	585,813
Loans, net of unearned income	950,716	959,275
Allowance for loan losses	(9,146)	(10,315)
Loans, net	941,570	948,960
Premises and equipment, net	32,461	33,112
Company-owned life insurance	30,688	30,269
Other real estate owned	15,336	21,843
Other assets	32,872	35,460
Total assets	$1,658,493	$1,775,950
Liabilities
Deposits:
Noninterest bearing	$330,755	$313,969
Interest bearing	1,020,176	1,055,025
Total deposits	1,350,931	1,368,994
Federal funds purchased and other short-term borrowings	37,407	34,353
Securities sold under agreements to repurchase and other long-term borrowings	19,968	120,280
Subordinated notes payable to unconsolidated trusts	33,506	48,970
Dividends payable, common stock	525	-
Other liabilities	27,432	27,655
Total liabilities	1,469,769	1,600,252
Shareholders’ Equity
Common stock, par value $.125 per share 14,608,000 shares authorized; 7,507,028 and 7,499,748 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	938	937
Capital surplus	51,809	51,608
Retained earnings	132,856	120,371
Accumulated other comprehensive income	3,121	2,782
Total shareholders’ equity	188,724	175,698
Total liabilities and shareholders’ equity	$1,658,493	$1,775,950

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$11,714	$11,919	$35,640	$36,006
Interest on investment securities:
Taxable	2,159	2,508	7,095	7,944
Nontaxable	630	661	1,866	1,982
Interest on deposits in other banks	102	32	290	123
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	14	3	31	9
Total interest income	14,619	15,123	44,922	46,064
Interest Expense
Interest on deposits	578	725	1,823	2,283
Interest on federal funds purchased and other short-term borrowings	26	13	72	33
Interest on securities sold under agreements to repurchase and other long-term borrowings	1,028	1,201	3,398	3,564
Interest on subordinated notes payable to unconsolidated trusts	177	219	534	643
Total interest expense	1,809	2,158	5,827	6,523
Net interest income	12,810	12,965	39,095	39,541
Provision for loan losses	(190)	(898)	(819)	(2,707)
Net interest income after provision for loan losses	13,000	13,863	39,914	42,248
Noninterest Income
Service charges and fees on deposits	2,046	1,955	5,840	5,634
Allotment processing fees	810	1,066	2,504	3,358
Other service charges, commissions, and fees	1,459	1,442	4,173	4,056
Trust income	715	667	2,034	1,821
Investment securities gains (losses), net	3,776	(2)	3,990	163
Gains on sale of mortgage loans, net	273	220	695	558
Income from company-owned life insurance	229	234	785	702
Gain on debt extinguishment	-	-	4,050	-
Legal settlement	1,350	-	1,450	-
Other	114	107	314	346
Total noninterest income	10,772	5,689	25,835	16,638
Noninterest Expense
Salaries and employee benefits	7,810	7,774	23,444	23,946
Occupancy expenses, net	1,172	1,177	3,541	3,623
Equipment expenses	777	691	2,088	1,918
Data processing and communication expenses	1,081	1,114	3,482	3,243
Bank franchise tax	613	608	1,823	1,820
Amortization of intangibles	-	112	-	337
Deposit insurance expense	227	397	805	1,201
Other real estate expenses, net	454	262	1,466	1,033
Legal expenses	101	292	370	693
Loss on debt extinguishment	3,776	-	3,776	-
Other	1,877	1,854	5,384	5,451
Total noninterest expense	17,888	14,281	46,179	43,265
Income before income taxes	5,884	5,271	19,570	15,621
Income tax expense	1,560	1,439	5,510	4,213
Net income	4,324	3,832	14,060	11,408
Less preferred stock dividends	-	-	-	395
Net income available to common shareholders	$4,324	$3,832	$14,060	$11,013
Per Common Share
Net income – basic and diluted	$.58	$.51	$1.87	$1.47
Cash dividends declared	.07	N/A	.21	N/A
Weighted Average Common Shares Outstanding
Basic and diluted	7,505	7,495	7,503	7,492

See accompanying notes to unaudited condensed consolidated financial statements.

 Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net Income	$4,324	$3,832	$14,060	$11,408
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period, net of tax of $(824), $1,023, $1,563 and $415, respectively	(1,531)	1,899	2,905	767

Reclassification adjustment for net realized (gain) loss included in net income, net of tax of $1,322, $(1), $1,397 and $57, respectively	(2,454)	1	(2,593)	(106)

Change in unfunded portion of postretirement benefit obligation, net of tax of $4, $8, $14 and $(649), respectively	9	15	27	(1,206)
Other comprehensive (loss) income	(3,976)	1,915	339	(545)
Comprehensive income	$348	$5,747	$14,399	$10,863

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated
						Other	Total
Nine months ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2016 and 2015	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2016	$-	7,500	$937	$51,608	$120,371	$2,782	$175,698
Net income	-	-	-	-	14,060	-	14,060
Other comprehensive income	-	-	-	-	-	339	339
Cash dividends declared – common, $.21 per share	-	-	-	-	(1,575)	-	(1,575)
Shares issued under director compensation plan	-	2	-	62	-	-	62
Shares issued pursuant to employee stock purchase plan	-	5	1	115	-	-	116
Expense related to employee stock purchase plan	-	-	-	24	-	-	24
Balance at September 30, 2016	$-	7,507	$938	$51,809	$132,856	$3,121	$188,724

Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	11,408	-	11,408
Other comprehensive loss	-	-	-	-	-	(545)	(545)
Cash dividends declared – preferred, $39.50 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	3	-	64	-	-	64
Shares issued pursuant to employee stock purchase plan	-	5	1	92	-	-	93
Expense related to employee stock purchase plan	-	-	-	24	-	-	24
Balance at September 30, 2015	$-	7,497	$937	$51,524	$116,787	$4,330	$173,578

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, (In thousands)	2016	2015
Cash Flows from Operating Activities
Net income	$14,060	$11,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,712	3,067
Net premium amortization of investment securities:
Available for sale	3,054	3,278
Held to maturity	39	39
Provision for loan losses	(819)	(2,707)
Deferred income tax (benefit) expense	(76)	274
Noncash employee stock purchase plan expense	24	24
Noncash director fee compensation	62	64
Mortgage loans originated for sale	(26,399)	(21,490)
Proceeds from sale of mortgage loans	27,650	21,879
Gain on sale of mortgage loans, net	(695)	(558)
Loss on disposal of premises and equipment, net	2	16
Net loss on sale and write downs of other real estate	1,301	724
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	(4,050)	-
Loss on extinguishment of long-term securities sold under agreements to repurchase	3,776	-
Net gain on sale of available for sale investment securities	(3,990)	(163)
Increase in cash surrender value of company-owned life insurance	(679)	(676)
Death benefits in excess of cash surrender value on company-owned life insurance	(81)	-
Decrease in accrued interest receivable	873	379
Decrease in other assets	1,305	2,436
Decrease in accrued interest payable	(529)	(85)
Increase in other liabilities	347	3,950
Net cash provided by operating activities	17,887	21,859
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	103,832	95,665
Proceeds from sale of available for sale investment securities	215,734	12,674
Purchase of available for sale investment securities	(210,368)	(92,557)
Purchase of restricted stock investments, net	(472)	-
Loans originated for investment less than principal collected, net	8,510	1,108
Purchase of loans	(1,751)	(6,678)
Principal collected on purchased loans	2,304	1,764
Proceeds from death benefits of company-owned life insurance	341	-
Purchase of premises and equipment	(1,900)	(1,606)
Proceeds from sale of other real estate	3,946	9,239
Proceeds from disposals of premises and equipment	-	23
Net cash provided by investing activities	120,176	19,632
Cash Flows from Financing Activities
Net decrease in deposits	(18,063)	(30,693)
Net increase in federal funds purchased and other short-term borrowings	3,054	6,167
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	9	507
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(104,097)	(116)
Cash paid to extinguish subordinated notes payable to unconsolidated trusts	(10,950)	-
Dividends paid, common stock	(1,050)	-
Redemption of preferred stock	-	(10,000)
Dividends paid, preferred stock	-	(508)
Shares issued under employee stock purchase plan	116	93
Net cash used in financing activities	(130,981)	(34,550)
Net increase in cash and cash equivalents	7,082	6,941
Cash and cash equivalents at beginning of year	120,493	100,914
Cash and cash equivalents at end of period	$127,575	$107,855

Unaudited Condensed Consolidated Statements of Cash Flows—(Continued)

Nine months ended September 30, (In thousands)	2016	2015
Supplemental Disclosures
Cash paid during the period for:
Interest	$6,356	$6,608
Income taxes	3,850	1,318
Transfers from loans to other real estate	1,640	1,192
Sale and financing of other real estate	3,050	403
Cash dividends payable, common stock	525	-
Cancelation of investment in Farmers Capital Bank Trust II	464	-
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	15,464	-

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three months ended September 30,	2016			2015
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$7,516	$(419)	$7,097	$3,935	$(1,520)	$2,415
Other comprehensive (loss) income before reclassifications	(1,531)	-	(1,531)	1,899	-	1,899
Amounts reclassified from accumulated other comprehensive income	(2,454)	9	(2,445)	1	15	16
Net current-period other comprehensive (loss) income	(3,985)	9	(3,976)	1,900	15	1,915
Ending balance	$3,531	$(410)	$3,121	$5,835	$(1,505)	$4,330

Nine months ended September 30,	2016			2015
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$3,219	$(437)	$2,782	$5,174	$(299)	$4,875
Other comprehensive income (loss) before reclassifications	2,905	-	2,905	767	(1,251)	(484)
Amounts reclassified from accumulated other comprehensive income	(2,593)	27	(2,566)	(106)	45	(61)
Net current-period other comprehensive income (loss)	312	27	339	661	(1,206)	(545)
Ending balance	$3,531	$(410)	$3,121	$5,835	$(1,505)	$4,330

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Unrealized gains on available for sale investment securities	$3,776	$(2)	$3,990	$163	Investment securities gains, net
	(1,322)	1	(1,397)	(57)	Income tax expense
	$2,454	$(1)	$2,593	$106	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(12)	$(13)	$(37)	$(38)	Salaries and employee benefits
Actuarial losses	(1)	(10)	(4)	(31)	Salaries and employee benefits
	(13)	(23)	(41)	(69)	Total before tax
	4	8	14	24	Income tax benefit
	$(9)	$(15)	$(27)	$(45)	Net of tax

Total reclassifications for the period	$2,445	$(16)	$2,566	$61	Net of tax

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. The amendments in this ASU provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of the predominance principle.

ASU No. 2016-15 is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company does not expect there to be a material impact on its consolidated financial position, results of operations, and cash flows.

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

Net income per common share computations were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015

Net income, basic and diluted	$4,324	$3,832	$14,060	$11,408
Less preferred stock dividends	-	-	-	395
Net income available to common shareholders, basic and diluted	$4,324	$3,832	$14,060	$11,013

Average common shares issued and outstanding, basic and diluted	7,505	7,495	7,503	7,492

Net income per common share, basic and diluted	$.58	$.51	$1.87	$1.47

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at September 30, 2016 and December 31, 2015.

September 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$75,804	$682	$8	$76,478
Obligations of states and political subdivisions	118,699	1,987	148	120,538
Mortgage-backed securities – residential	226,653	3,849	279	230,223
Mortgage-backed securities – commercial	40,209	181	151	40,239
Corporate debt securities	6,815	13	702	6,126
Mutual funds and equity securities	807	17	9	815
Total securities – available for sale	$468,987	$6,729	$1,297	$474,419
Held To Maturity
Obligations of states and political subdivisions	$3,572	$229	$-	$3,801

December 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$107,135	$309	$538	$106,906
Obligations of states and political subdivisions	147,875	2,604	213	150,266
Mortgage-backed securities – residential	294,140	5,210	1,489	297,861
Mortgage-backed securities – commercial	20,655	52	123	20,584
Corporate debt securities	6,629	11	800	5,840
Mutual funds and equity securities	814	-	69	745
Total securities – available for sale	$577,248	$8,186	$3,232	$582,202
Held To Maturity
Obligations of states and political subdivisions	$3,611	$198	$-	$3,809

Investment securities with a carrying value of $180 million and $315 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2016, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2016 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$13,318	$13,343	$-	$-
Due after one year through five years	92,602	93,694	-	-
Due after five years through ten years	77,762	78,931	640	737
Due after ten years	17,636	17,174	2,932	3,064
Mortgage-backed securities	266,862	270,462	-	-
Total	$468,180	$473,604	$3,572	$3,801

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Gross realized gains	$3,829	$5	$4,181	$185
Gross realized losses	53	7	191	22
Net realized gain	$3,776	$(2)	$3,990	$163

Investment securities with unrealized losses at September 30, 2016 and December 31, 2015 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$16,613	$8	$-	$-	$16,613	$8
Obligations of states and political subdivisions	31,264	145	1,215	3	32,479	148
Mortgage-backed securities – residential	44,381	213	6,460	66	50,841	279
Mortgage-backed securities – commercial	18,029	151	-	-	18,029	151
Corporate debt securities	-	-	5,205	702	5,205	702
Mutual funds and equity securities	128	2	116	7	244	9
Total	$110,415	$519	$12,996	$778	$123,411	$1,297

	Less than 12 Months		12 Months or More		Total
December 31, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$57,927	$275	$21,576	$263	$79,503	$538
Obligations of states and political subdivisions	30,426	123	8,276	90	38,702	213
Mortgage-backed securities – residential	118,978	851	21,723	638	140,701	1,489
Mortgage-backed securities – commercial	10,882	123	-	-	10,882	123
Corporate debt securities	204	6	5,155	794	5,359	800
Mutual funds and equity securities	481	21	264	48	745	69
Total	$218,898	$1,399	$56,994	$1,833	$275,892	$3,232

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

Corporate debt securities in the Company’s investment securities portfolio at September 30, 2016 include single-issuer trust preferred capital securities with an unrealized loss of $702 thousand and a carrying value of $5.2 million. At year-end 2015, these securities had an unrealized loss of $793 thousand. These securities were issued by a national and global financial services firm and purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2016 an increase in their common equity repurchase plan and have continued their per share common dividend payments. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in international economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at September 30, 2016 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	September 30, 2016	December 31, 2015

Real Estate
Real estate mortgage – construction and land development	$114,454	$115,516
Real estate mortgage – residential	341,160	355,134
Real estate mortgage – farmland and other commercial enterprises	393,973	386,386
Commercial
Commercial and industrial	47,706	48,379
States and political subdivisions	19,922	17,643
Other	23,666	23,798
Consumer
Secured	4,597	6,665
Unsecured	5,238	5,754
Total loans	950,716	959,275
Less unearned income	-	-
Total loans, net of unearned income	$950,716	$959,275

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2016
Balance, beginning of period	$8,404	$806	$275	$9,485
Provision for loan losses	(425)	203	32	(190)
Recoveries	31	52	9	92
Loans charged off	(88)	(134)	(19)	(241)
Balance, end of period	$7,922	$927	$297	$9,146

Nine months ended September 30, 2016
Balance, beginning of period	$9,173	$820	$322	$10,315
Provision for loan losses	(1,025)	193	13	(819)
Recoveries	133	107	52	292
Loans charged off	(359)	(193)	(90)	(642)
Balance, end of period	$7,922	$927	$297	$9,146

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2015
Balance, beginning of period	$10,806	$1,057	$336	$12,199
Provision for loan losses	(765)	(136)	3	(898)
Recoveries	38	145	28	211
Loans charged off	(151)	(42)	(42)	(235)
Balance, end of period	$9,928	$1,024	$325	$11,277

Nine months ended September 30, 2015
Balance, beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(2,552)	(237)	82	(2,707)
Recoveries	376	176	91	643
Loans charged off	(438)	(68)	(121)	(627)
Balance, end of period	$9,928	$1,024	$325	$11,277

The following tables present individually impaired loans by class of loans for the dates indicated.

September 30, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,395	$2,904	$3,820	$6,724	$572
Real estate mortgage – residential	9,763	3,814	5,979	9,793	1,358
Real estate mortgage – farmland and other commercial enterprises	26,429	10,986	15,335	26,321	335
Commercial
Commercial and industrial	409	22	387	409	209
Consumer
Unsecured	147	-	148	148	147
Total	$46,143	$17,726	$25,669	$43,395	$2,621

December 31, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,932	$3,875	$3,372	$7,247	$556
Real estate mortgage – residential	8,655	2,502	6,024	8,526	1,278
Real estate mortgage – farmland and other commercial enterprises	20,980	4,149	16,703	20,852	681
Commercial
Commercial and industrial	399	-	400	400	223
Consumer
Unsecured	156	-	157	157	156
Total	$40,122	$10,526	$26,656	$37,182	$2,894

Three Months Ended September 30,	2016			2015
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$7,838	$88	$88	$9,650	$49	$47
Real estate mortgage – residential	9,214	136	136	9,416	109	109
Real estate mortgage – farmland and other commercial enterprises	26,401	292	292	20,999	255	252
Commercial
Commercial and industrial	409	4	2	449	5	5
Consumer
Unsecured	150	2	2	161	2	2
Total	$44,012	$522	$520	$40,675	$420	$415

Nine Months Ended September 30,	2016			2015
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$8,319	$243	$231	$10,382	$265	$258
Real estate mortgage – residential	8,957	348	323	10,199	364	352
Real estate mortgage – farmland and other commercial enterprises	25,728	929	908	22,931	780	771
Commercial
Commercial and industrial	413	15	13	563	11	11
Consumer
Unsecured	152	5	4	118	4	4
Total	$43,569	$1,540	$1,479	$44,193	$1,424	$1,396

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2016 and December 31, 2015.

September 30, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,265	$209	$147	$2,621
Collectively evaluated for impairment	5,657	718	150	6,525
Total ending allowance balance	$7,922	$927	$297	$9,146

Loans
Loans individually evaluated for impairment	$42,838	$409	$148	$43,395
Loans collectively evaluated for impairment	806,749	90,885	9,687	907,321
Total ending loan balance, net of unearned income	$849,587	$91,294	$9,835	$950,716

December 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,515	$223	$156	$2,894
Collectively evaluated for impairment	6,658	597	166	7,421
Total ending allowance balance	$9,173	$820	$322	$10,315

Loans
Loans individually evaluated for impairment	$36,625	$400	$157	$37,182
Loans collectively evaluated for impairment	820,411	89,420	12,262	922,093
Total ending loan balance, net of unearned income	$857,036	$89,820	$12,419	$959,275

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2016 and December 31, 2015.

September 30, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$902	$3,648	$-
Real estate mortgage – residential	2,037	4,034	-
Real estate mortgage – farmland and other commercial enterprises	3,810	14,882	-
Commercial
Commercial and industrial	16	379	-
Other	6	-	-
Consumer
Secured	8	-	-
Unsecured	-	136	-
Total	$6,779	$23,079	$-

December 31, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$1,567	$3,674	$-
Real estate mortgage – residential	2,485	4,127	-
Real estate mortgage – farmland and other commercial enterprises	4,266	15,503	-
Commercial
Commercial and industrial	44	384	-
Other	8	-	-
Consumer
Secured	10	-	-
Unsecured	-	143	-
Total	$8,380	$23,831	$-

The Company has allocated $1.7 million and $1.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of September 30, 2016 and December 31, 2015, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2016 and December 31, 2015.

There were no loans modified as troubled debt restructurings during 2016. The Company had three credits modified as troubled debt restructurings during 2015. Additionally, troubled debt restructurings increased during the first quarter of 2015 as a result of the purchase of a previously-participated portion of a loan to a nonaffiliated bank. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. There is no further accretion to be recognized. The total outstanding balance related to this credit, which was renewed during June 2015, was $11.0 million at September 30, 2016. This represents 47.8% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015. There were none during 2016 or during the three months ended September 30, 2015.

(Dollars in thousands) Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine Months Ended September 30, 2015
Commercial:
Commercial and industrial	2	$388	$388
Consumer:
Secured	1	145	145
Total	3	$533	$533

The troubled debt restructurings identified above increased the allowance for loan losses by $356 thousand in the nine month period ended September 30, 2015. There were no charge-offs related to these loans. There were no payment defaults during the first nine months of 2016 or 2015 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

September 30, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$227	$227	$114,227	$114,454
Real estate mortgage – residential	1,158	848	2,006	339,154	341,160
Real estate mortgage – farmland and other commercial enterprises	-	2,500	2,500	391,473	393,973
Commercial
Commercial and industrial	7	16	23	47,683	47,706
States and political subdivisions	-	-	-	19,922	19,922
Other	16	-	16	23,650	23,666
Consumer
Secured	6	2	8	4,589	4,597
Unsecured	19	-	19	5,219	5,238
Total	$1,206	$3,593	$4,799	$945,917	$950,716

December 31, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$227	$227	$115,289	$115,516
Real estate mortgage – residential	421	1,448	1,869	353,265	355,134
Real estate mortgage – farmland and other commercial enterprises	42	2,376	2,418	383,968	386,386
Commercial
Commercial and industrial	42	43	85	48,294	48,379
States and political subdivisions	-	-	-	17,643	17,643
Other	62	-	62	23,736	23,798
Consumer
Secured	9	1	10	6,655	6,665
Unsecured	18	-	18	5,736	5,754
Total	$594	$4,095	$4,689	$954,586	$959,275

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

	Real Estate			Commercial
September 30, 2016 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$106,172	$314,282	$356,497	$46,298	$19,922	$23,660
Special Mention	1,349	12,985	19,634	816	-	-
Substandard	6,933	13,893	17,842	592	-	6
Doubtful	-	-	-	-	-	-
Total	$114,454	$341,160	$393,973	$47,706	$19,922	$23,666

	Real Estate			Commercial
December 31, 2015 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$104,383	$324,333	$343,894	$46,934	$17,643	$23,777
Special Mention	1,651	16,225	22,859	937	-	-
Substandard	9,482	14,576	19,633	508	-	21
Doubtful	-	-	-	-	-	-
Total	$115,516	$355,134	$386,386	$48,379	$17,643	$23,798

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,589	$5,102	$6,655	$5,611
Nonperforming	8	136	10	143
Total	$4,597	$5,238	$6,665	$5,754

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the date indicated:

(In thousands)	September 30, 2016	December 31, 2015
Construction and land development	$8,094	$12,997
Residential real estate	1,095	960
Farmland and other commercial enterprises	6,147	7,886
Total	$15,336	$21,843

OREO activity for the nine months ended September 30, 2016 and 2015 was as follows:

Nine months ended September 30, (In thousands)	2016	2015
Beginning balance	$21,843	$31,960
Transfers from loans and other increases	1,790	1,274
Proceeds from sales	(6,996)	(9,642)
Gain (loss) on sales, net	30	(129)
Write downs and other decreases, net	(1,331)	(595)
Ending balance	$15,336	$22,868

At September 30, 2016, the Company had a total of $606 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

Of the total repurchase agreements, $37.4 million are classified as short-term borrowings and $1.3 million are classified as long-term borrowings on the balance sheet at September 30, 2016. At year-end 2015, $34.4 million and $101.5 million are classified as short-term and long-term borrowings, respectively. The following tables represent the remaining maturity of repurchase agreements disaggregated by the class of securities pledged as of the dates indicated.

	Remaining Contractual Maturity of the Agreements
September 30, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$36,007	$200	$-	$1,457	$1,025	$38,689
Total	$36,007	$200	$-	$1,457	$1,025	$38,689

	Remaining Contractual Maturity of the Agreements
December 31, 2015 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$33,151	$1,202	$-	$716	$100,758	$135,827
Total	$33,151	$1,202	$-	$716	$100,758	$135,827

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$159	$185	$478	$554
Interest cost	171	162	512	487
Recognized prior service cost	12	13	37	38
Recognized net actuarial loss	-	10	-	31
Net periodic benefit cost	$342	$370	$1,027	$1,110

The Company expects benefit payments of $393 thousand for 2016, of which $77 thousand and $235 thousand have been made during the three and nine months ended September 30, 2016, respectively.

11. Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements and a capital conservation buffer in excess of the required minimums, which is being phased in through 2019, will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and each of its bank subsidiaries meet the minimum capital ratios and a fully phased-in capital conservation buffer.

The regulatory ratios of the consolidated Company and its subsidiary banks were as follows for the dates indicated:

	September 30, 2016				December 31, 2015
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	16.65%	19.57%	20.39%	12.44%	14.91%	19.00%	19.89%	12.46%
Farmers Bank	17.12	17.12	17.84	9.53	15.57	15.57	16.35	9.20
United Bank	17.54	17.54	18.51	12.46	18.67	18.67	19.68	12.89
First Citizens	14.73	14.73	15.32	10.08	13.55	13.55	14.17	9.20
Citizens Northern	15.37	15.37	16.43	10.43	14.42	14.42	15.67	10.79

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $15.4 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosures for available for sale investment securities as of September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Obligations of U.S. government-sponsored entities	$76,478	$-	$76,478	$-
Obligations of states and political subdivisions	120,538	-	120,538	-
Mortgage-backed securities – residential	230,223	-	230,223	-
Mortgage-backed securities – commercial	40,239	-	40,239	-
Corporate debt securities	6,126	-	6,126	-
Mutual funds and equity securities	815	815	-	-
Total	$474,419	$815	$473,604	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Obligations of U.S. government-sponsored entities	$106,906	$-	$106,906	$-
Obligations of states and political subdivisions	150,266	-	150,266	-
Mortgage-backed securities – residential	297,861	-	297,861	-
Mortgage-backed securities – commercial	20,584	-	20,584	-
Corporate debt securities	5,840	-	5,840	-
Mutual funds and equity securities	745	745	-	-
Total	$582,202	$745	$581,457	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$239	$-	$-	$239
Real estate mortgage – farmland and other commercial enterprises	5	-	-	5
Total	$244	$-	$-	$244

OREO
Construction and land development	$3,900	$-	$-	$3,900
Residential real estate	436	-	-	436
Farmland and other commercial enterprises	2,303	-	-	2,303
Total	$6,639	$-	$-	$6,639

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,908	$-	$-	$2,908
Real estate mortgage – residential	3,720	-	-	3,720
Total	$6,628	$-	$-	$6,628

OREO
Construction and land development	$2,252	$-	$-	$2,252
Residential real estate	406	-	-	406
Farmland and other commercial enterprises	2,868	-	-	2,868
Total	$5,526	$-	$-	$5,526

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Impairment charges:
Collateral-dependent impaired loans	$33	$24	$540	$45
OREO	599	29	1,165	276
Total	$632	$53	$1,705	$321

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is sometimes necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts may also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2016 and 2015. The upper end of the range identified in the table related to collateral-dependent impaired loans for the current year is the result of adjustments to the carrying value on one relatively small credit. The weighted average column represents a better indicator of the discounts applied to the appraisals.

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Average
September 30, 2016
Collateral-dependent impaired loans	$244	Discounted appraisals	Marketability discount	0%	-	67.8%	8.3%
OREO	$6,639	Discounted appraisals	Marketability discount	1.9%	-	45.4%	15.0%
December 31, 2015
Collateral-dependent impaired loans	$6,628	Discounted appraisals	Marketability discount	0%	-	8.3%	7.9%
OREO	$5,526	Discounted appraisals	Marketability discount	2.3%	-	26.9%	6.5%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets
Cash and cash equivalents	$127,575	$127,575	$127,575	$-	$-
Held to maturity investment securities	3,572	3,801	-	3,801	-
Loans, net	941,570	933,104	-	-	933,104
Accrued interest receivable	4,519	4,519	-	4,519	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	N/A	-	-	-

Liabilities
Deposits	1,350,931	1,350,804	1,067,178	-	283,626
Federal funds purchased and other short-term borrowings	37,407	37,407	-	37,407	-
Securities sold under agreements to repurchase and other long-term borrowings	19,968	20,544	-	20,544	-
Subordinated notes payable to unconsolidated trusts	33,506	18,352	-	-	18,352
Accrued interest payable	322	322	-	322	-

December 31, 2015
Assets
Cash and cash equivalents	$120,493	$120,493	$120,493	$-	$-
Held to maturity investment securities	3,611	3,809	-	3,809	-
Loans, net	948,960	945,809	-	-	945,809
Accrued interest receivable	5,392	5,392	-	5,392	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,368,994	1,369,016	1,043,616	-	325,400
Federal funds purchased and other short-term borrowings	34,353	34,353	-	34,353	-
Securities sold under agreements to repurchase and other long-term borrowings	120,280	126,964	-	126,964	-
Subordinated notes payable to unconsolidated trusts	48,970	31,515	-	-	31,515
Accrued interest payable	851	851	-	851	-

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in the Company’s most recent annual report on Form 10-K, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for, close, and realize the benefits of anticipated transactions; unexpected claims or litigation against the Company; expected insurance or other recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the parent company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

RESULTS OF OPERATIONS

Third Quarter 2016 Compared to Third Quarter 2015

The Company reported net income of $4.3 million for the quarter ended September 30, 2016, an increase of $492 thousand or 12.8% compared with net income of $3.8 million for the third quarter of 2015. On a per common share basis, net income was $.58 and $.51 for the current and year-ago quarters, respectively. This represents an increase of $.07 or 13.7%.

Selected income statement amounts and related data are summarized in the table below.

(In thousands, except per share data)
Three Months Ended September 30,	2016	2015	Increase (Decrease)
Interest income	$14,619	$15,123	$(504)
Interest expense	1,809	2,158	(349)
Net interest income	12,810	12,965	(155)
Provision for loan losses	(190)	(898)	708
Net interest income after provision for loan losses	13,000	13,863	(863)
Noninterest income	10,772	5,689	5,083
Noninterest expenses	17,888	14,281	3,607
Income before income taxes	5,884	5,271	613
Income tax expense	1,560	1,439	121
Net income	4,324	3,832	492
Less preferred stock dividends	-	-	-
Net income available to common shareholders	$4,324	$3,832	$492

Basic and diluted net income per common share	$.58	$.51	$.07
Cash dividends declared per common share	.07	-	.07

Weighted average common shares outstanding – basic and diluted	7,505	7,495	10
Return on average assets	.98%	.86%	12 bp
Return on average equity	9.07%	8.95%	12 bp
bp – basis points.

The increase in net income is primarily attributed to higher noninterest income of $5.1 million or 89.3%, partially offset by higher noninterest expense of $3.6 million or 25.3%. Net interest income and the credit to the provision for loan losses were lower by $155 thousand and $708 thousand, respectively. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

The overall interest rate environment at September 30, 2016, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends. The yield curve flattened slightly during the current quarter, particularly when comparing the two and three-year maturity periods. The six-month maturity period was up eight basis points, while the two and three-year maturity periods were both up 18 basis points. The ten and thirty-year maturity periods increased 12 and 3 basis points, respectively. At September 30, 2016, the short-term federal funds target interest rate remained between 0.25% and 0.50%, which was increased during December 2015 from a target range of zero to 0.25%. The Federal Reserve Board (“Federal Reserve”) has indicated that while the case for an increase in the federal funds rate has strengthened, it will wait for further evidence of continued progress toward its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At September 30, 2016, the national and Kentucky unemployment rate were both 5.0%. However, labor force participation rates remain near 40-year lows. The national inflation rate at September 30, 2016 was 1.5%, up from 0.7% at year-end 2015, but below the Federal Reserve target rate of 2%.

Net interest income was $12.8 million for the current quarter, a decrease of $155 thousand or 1.2% compared to $13.0 million for the prior year third quarter. The decline in net interest income was driven by lower interest income of $504 thousand or 3.3%, partially offset by a decrease in interest expense of $349 thousand or 16.2%. Interest income on loans and investment securities decreased $205 thousand or 1.7% and $380 thousand or 12.0% in the comparison. Interest expense on deposits and borrowed funds decreased $147 thousand or 20.3% and $202 thousand or 14.1%, respectively.

The decrease to interest income on loans was driven by a lower average rate earned of 14 basis points to 4.94%, partially offset by a higher average loan balance outstanding. Average loans for the current quarter increased $11.7 million or 1.3% compared to the third quarter of 2015. The Company continues to focus on maintaining strong credit underwriting standards and improving the overall credit quality of the loan portfolio.

Interest income on investment securities decreased mainly due to lower volume and, to a lesser extent, lower rates. Average investment securities for the quarter declined $42.3 million or 6.8% from a year ago. Proceeds received from matured or called investment securities are used to fund higher-earning loans or otherwise used to manage liquidity, such as for deposit outflows or for the repayment of long-term debt.

Interest expense on deposits is down primarily due to lower average outstanding balances and rate declines related to time deposits. The decline in interest expense on borrowed funds was driven by the early extinguishment of $15.5 million of debt during the first quarter of 2016.

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

As part of its strategy to improve net interest income and net interest margin, during September 2016, the Company began a series of transactions to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings due to mature in November 2017 and a related prepayment fee of $3.8 million. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also began to reposition its investment securities portfolio. This is being accomplished by replacing approximately $78 million of certain lower yielding short-term investments built up in anticipation of the debt repayment with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The average yield on the investments identified for the repositioning strategy is 0.85% compared to a targeted reinvestment yield of 1.85%. As a result, the average life of the securities portfolio increased to 4.0 years from 3.5 years. Due to the timing of the transactions, the benefits of the transactions were not fully realized as of the end of the quarter.

The net interest margin on a taxable equivalent basis was 3.23% in the current quarter, down two basis points from 3.25% a year ago. Net interest spread decreased two basis point to 3.07% from 3.09% a year earlier. The Company expects the deleveraging transaction and portfolio repositioning strategy to have a positive impact on its net interest margin in the next quarter, then remain relatively level over the near term according to current internal modeling. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the quarterly periods ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended September 30,	2016			2015
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$451,199	$2,159	1.90%	$488,636	$2,508	2.04%
Nontaxable[2]	124,820	941	3.00	129,692	984	3.01
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	102,021	116	.45	79,211	35	.18
Loans[2,3,4]	948,734	11,792	4.94	936,988	12,001	5.08
Total earning assets	1,626,774	$15,008	3.67%	1,634,527	$15,528	3.77%
Allowance for loan losses	(9,388)			(12,022)
Total earning assets, net of allowance for loan losses	1,617,386			1,622,505
Nonearning Assets
Cash and due from banks	23,766			23,515
Premises and equipment, net	32,462			33,934
Other assets	80,147			86,572
Total assets	$1,753,761			$1,766,526
Interest Bearing Liabilities
Deposits
Interest bearing demand	$334,349	$60	.07%	$326,645	$49	.06%
Savings	410,214	126	.12	392,320	136	.14
Time	289,327	392	.54	345,403	540	.62
Federal funds purchased and other short-term borrowings	37,728	26	.27	31,330	13	.16
Securities sold under agreements to repurchase and other long-term borrowings	134,427	1,205	3.57	167,827	1,420	3.36
Total interest bearing liabilities	1,206,045	$1,809	.60%	1,263,525	$2,158	.68%
Noninterest Bearing Liabilities
Demand deposits	328,351			303,878
Other liabilities	29,792			29,192
Total liabilities	1,564,188			1,596,595
Shareholders’ equity	189,573			169,931
Total liabilities and shareholders’ equity	$1,753,761			$1,766,526
Net interest income		13,199			13,370
TE basis adjustment		(389)			(405)
Net interest income		$12,810			$12,965
Net interest spread			3.07%			3.09%
Impact of noninterest bearing sources of funds			.16			.16
Net interest margin			3.23%			3.25%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $326 thousand and $301 thousand in 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2016/2015[1]	Volume	Rate

Interest Income
Taxable investment securities	$(349)	$(184)	$(165)
Nontaxable investment securities[2]	(43)	(40)	(3)
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	81	13	68
Loans[2]	(209)	755	(964)
Total interest income	(520)	544	(1,064)
Interest Expense
Interest bearing demand deposits	11	1	10
Savings deposits	(10)	35	(45)
Time deposits	(148)	(83)	(65)
Federal funds purchased and other short-term borrowings	13	3	10
Securities sold under agreements to repurchase and other long-term borrowings	(215)	(700)	485
Total interest expense	(349)	(744)	395
Net interest income	$(171)	$1,288	$(1,459)
Percentage change	100.0%	(753.2)%	853.2%

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

The Company recorded a credit to the provision for loan losses in the amount of $190 thousand and $898 thousand in the current and year ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.96% at September 30, 2016 compared to 1.08% and 1.21% at year-end 2015 and September 30, 2015, respectively. The credit to the provision for loan losses is attributed to continuing overall improvement in the credit quality indicators of the loan portfolio. Net charge-offs were $149 thousand in the current quarter, an increase of $125 thousand compared to $24 thousand a year earlier. Although up, the Company’s net charge-offs remain near its historical lows.

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

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended September 30,	2016	2015	Increase (Decrease)%
Service charges and fees on deposits	$2,046	$1,955	$91	4.7%
Allotment processing fees	810	1,066	(256)	(24.0)
Other service charges, commissions, and fees	1,459	1,442	17	1.2
Trust income	715	667	48	7.2
Investment securities gains, net	3,776	(2)	3,778	NM
Gain on sale of mortgage loans, net	273	220	53	24.1
Income from company-owned life insurance	229	234	(5)	(2.1)
Legal settlement	1,350	-	1,350	NM
Other	114	107	7	6.5
Total noninterest income	$10,772	$5,689	$5,083	89.3%

NM – Not meaningful.

The increase in noninterest income was driven by net gains on the sale of investment securities of $3.8 million and a $1.4 million payment received related to a litigation settlement for which the Company expects to receive no additional payments. The gains on the sale of investment securities relates to the series of transactions to deleverage and reposition the balances sheet discussed earlier under the caption “Net Interest Income” above, which completely offset the related loss on the early repayment of long-term borrowings.

Service charges and fees on deposits are up primarily due to higher service charges and dormant account fees of $123 thousand or 106% and $59 thousand or 10.0%, respectively, partially offset by lower overdraft fees of $97 thousand or 8.6%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation. This contributed to an overall increase in service charges in the comparison. The Company anticipates that service charges on deposits will increase incrementally in the short term; however, it cannot quantify with precision the impact of this change on customer behavior and related deposit balances and fee income.

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

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Three Months Ended September 30,	2016	2015	Increase (Decrease)%
Salaries and employee benefits	$7,810	$7,774	$36	.5%
Occupancy expenses, net	1,172	1,177	(5)	(.4)
Equipment expenses	777	691	86	12.4
Data processing and communication expense	1,081	1,114	(33)	(3.0)
Bank franchise tax	613	608	5	.8
Amortization of intangibles	-	112	(112)	(100.0)
Deposit insurance expense	227	397	(170)	(42.8)
Other real estate expenses, net	454	262	192	73.3
Legal expenses	101	292	(191)	(65.4)
Loss on debt extinguishment	3,776	-	3,776	NM
Other	1,877	1,854	23	1.2
Total noninterest expense	$17,888	$14,281	$3,607	25.3%

NM – Not meaningful.

The increase in noninterest expense was primarily due to the $3.8 million loss related to the early extinguishment of $100 million of debt in the current quarter. The loss was completely offset by the net gain on the sale of investment securities discussed under the “Noninterest Income” caption above. Other significant components of noninterest expense that changed include higher expenses related to repossessed real estate and equipment expense, and lower expenses related to legal, deposit insurance, and amortization of intangible assets.

Impairment charges on repossessed real estate were $599 thousand, an increase of $570 thousand compared to $29 thousand in the year-ago quarter. The current quarter also includes a net gain on sales of repossessed real estate of $155 thousand compared to a net loss of $138 thousand in the comparison. Development, maintenance, and operating costs were down $85 thousand or 89.5%. The increase in equipment expense was driven by integration related costs of $123 thousand associated with the announced merger of our banking subsidiaries.

Legal expenses are lower due to the level of activity occurring in the normal course of business. The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable. Amortization of intangible assets declined as a result of being fully amortized at year-end 2015.

The Company is progressing with its plan to consolidate its four bank subsidiaries and data processing subsidiary into one bank. As a result of the consolidation, the Company expects estimated annualized pre-tax savings of $3.0 million to $3.5 million once the merger is completed. This estimate consists primarily of reductions to salaries and employee benefits. The Company expects the merger to be completed on February 20, 2017, subject to approval by the Federal Reserve Bank of St. Louis, which has not yet been received.

Income Taxes

Income tax expense was $1.6 million for the current quarter, an increase of $121 thousand or 8.4% compared to $1.4 million for the same quarter of 2015. The effective income tax rates were 26.5% and 27.3% for the current and year-ago quarters, respectively.

First Nine Months of 2016 Compared to First Nine Months of 2015

The Company reported net income of $14.1 million for the first nine months of 2016, an increase of $2.7 million or 23.2% compared with net income of $11.4 million for the same period in 2015. On a per common share basis, net income for the current nine months was $1.87, an increase of $.40 or 27.2% compared to $1.47 reported a year earlier. Per common share net income was also impacted positively by the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends by $395 thousand.

Selected income statement amounts and related data are presented in the table below.

(In thousands, except per share data)
Nine Months Ended September 30,	2016	2015	Increase (Decrease)
Interest income	$44,922	$46,064	$(1,142)
Interest expense	5,827	6,523	(696)
Net interest income	39,095	39,541	(446)
Provision for loan losses	(819)	(2,707)	1,888
Net interest income after provision for loan losses	39,914	42,248	(2,334)
Noninterest income	25,835	16,638	9,197
Noninterest expenses	46,179	43,265	2,914
Income before income taxes	19,570	15,621	3,949
Income tax expense	5,510	4,213	1,297
Net income	14,060	11,408	2,652
Less preferred stock dividends	-	395	(395)
Net income available to common shareholders	$14,060	$11,013	$3,047

Basic and diluted net income per common share	$1.87	$1.47	$.40
Cash dividends declared per common share	.21	-	.21

Weighted average common shares outstanding – basic and diluted	7,503	7,492	11
Return on average assets	1.07%	.85%	22 bp
Return on average equity	10.14%	8.76%	138 bp

bp – basis points.

The $2.7 million increase in net income is attributed primarily to higher noninterest income of $9.2 million or 55.3%, which includes a pretax gain of $4.1 million related to the early extinguishment of $15.5 million of debt during the first quarter of the current year. This was partially offset by higher noninterest expense of $2.9 million or 6.7% and a lower credit to the provision for loan losses of $1.9 million. Net interest income declined $446 thousand. Further information related to the more significant components making up the increase in net income follows.

Net Interest Income

Net interest income was $39.1 million for the first nine months of 2016, a decrease of $446 thousand or 1.1% compared to $39.5 million for the first nine months of 2015. The decrease in net interest income resulted from lower interest income of $1.1 million or 2.5%, partially offset by a decrease in interest expense of $696 thousand or 10.7%. Interest income on loans and investment securities decreased $366 thousand or 1.0% and $965 thousand or 9.7%, respectively. Interest expense on deposits and borrowed funds decreased $460 thousand or 20.1% and $236 thousand or 5.6%, respectively.

The decrease to interest income on loans resulted primarily from a decline in the average rate to 5.01% from 5.21%. The average rate earned on the loan portfolio was positively impacted three basis points in the current nine months by $236 thousand related to a nonaccrual commercial real estate loan that fully paid off during the first quarter of 2016. The prior year was boosted seven basis points by $482 thousand of accretion related to a loan purchased at a discount during the first quarter of 2015. Accretion related to this loan was recognized over its contractual life, which ended in June 2015. The lower average rate on loans for the current period was partially offset by a higher average balance outstanding. Average loans were up $24.6 million or 2.6% from the year-ago comparable period. The Company continues to focus on maintaining strong credit underwriting standards and improving the overall credit quality of the loan portfolio.

Interest income on investment securities decreased mainly due to lower volume. Average investment securities were down $50.1 million or 7.9% from the comparable year-ago period. Proceeds received from matured or called investment securities were mainly used to fund higher-earning loans and fund deposit outflows.

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

As part of its strategy to improve net interest income and net interest margin, during September 2016, the Company began a series of transactions to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings due to mature in November 2017 and a related prepayment fee of $3.8 million. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also began to reposition its investment securities portfolio. This is being accomplished by replacing approximately $78 million of certain lower yielding short-term investments built up in anticipation of the debt repayment with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The average yield on the investments identified for the repositioning strategy is 0.85% compared to a targeted reinvestment yield of 1.85%. As a result, the average life of the securities portfolio increased to 4.0 years from 3.5 years. Due to the timing of the transactions, the benefits of the transactions were not fully realized as of the end of the quarter.

The net interest margin on a taxable equivalent basis was 3.29% and 3.30% for the first nine months of 2016 and 2015, respectively. Net interest spread was 3.13% and 3.15% in the comparison. Net interest margin and spread for the current nine months were positively impacted two basis points related to the collection of interest on the nonaccrual commercial real estate loan identified above. The prior year margin and spread were boosted four basis points by accretion related to the loan purchased at a discount discussed above. The Company expects the deleveraging transaction and portfolio repositioning strategy to have a positive impact on its net interest margin in the fourth quarter, then remain relatively level over the near term according to current internal modeling. Future results could be significantly different than expectations.

The following tables present an analysis of net interest income for the nine months ended September 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Nine Months Ended September 30,	2016			2015
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$459,125	$7,095	2.06%	$504,087	$7,944	2.11%
Nontaxable[2]	122,970	2,783	3.02	128,093	2,951	3.08
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	97,044	321	.44	87,859	132	.20
Loans[2,3,4]	955,417	35,861	5.01	930,775	36,284	5.21
Total earning assets	1,634,556	$46,060	3.76%	1,650,814	$47,311	3.83%
Allowance for loan losses	(9,756)			(12,734)
Total earning assets, net of allowance for loan losses	1,624,800			1,638,080
Nonearning Assets
Cash and due from banks	22,947			23,405
Premises and equipment, net	32,590			34,341
Other assets	81,440			91,822
Total assets	$1,761,777			$1,787,648
Interest Bearing Liabilities
Deposits
Interest bearing demand	$333,457	$191	.08%	$337,601	$148	.06%
Savings	406,639	387	.13	384,008	371	.13
Time	303,240	1,245	.55	364,714	1,764	.65
Federal funds purchased and other short-term borrowings	36,098	72	.27	29,371	33	.15
Securities sold under agreements to repurchase and other long-term borrowings	147,706	3,932	3.56	167,867	4,207	3.35
Total interest bearing liabilities	1,227,140	$5,827	.63%	1,283,561	$6,523	.68%
Noninterest Bearing Liabilities
Demand deposits	320,873			302,380
Other liabilities	28,502			27,682
Total liabilities	1,576,515			1,613,623
Shareholders’ equity	185,262			174,025
Total liabilities and shareholders’ equity	$1,761,777			$1,787,648
Net interest income		40,233			40,788
TE basis adjustment		(1,138)			(1,247)
Net interest income		$39,095			$39,541
Net interest spread			3.13%			3.15%
Impact of noninterest bearing sources of funds			.16			.15
Net interest margin			3.29%			3.30%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $1.0 million and $941 thousand in 2016 and 2015, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2016/2015[1]	Volume	Rate

Interest Income
Taxable investment securities	$(849)	$(671)	$(178)
Nontaxable investment securities[2]	(168)	(113)	(55)
Interest bearing deposits in banks, federal funds sold, securities purchased under agreements to resell, and money market mutual funds	189	15	174
Loans[2]	(423)	1,347	(1,770)
Total interest income	(1,251)	578	(1,829)
Interest Expense
Interest bearing demand deposits	43	(3)	46
Savings deposits	16	16	-
Time deposits	(519)	(271)	(248)
Federal funds purchased and other short-term borrowings	39	9	30
Securities sold under agreements to repurchase and other long-term borrowings	(275)	(644)	369
Total interest expense	(696)	(893)	197
Net interest income	$(555)	$1,471	$(2,026)
Percentage change	100.0%	(265.0)%	365.0%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $819 thousand and $2.7 million for the first nine months of 2016 and 2015, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.96% at September 30, 2016 compared to 1.08% and 1.21% at year-end 2015 and September 30, 2015, respectively. The credit to the provision for loan losses is attributed to continuing improvement in the credit quality of the loan portfolio. The lower credit to the provision is mainly driven by a greater improvement in historical loss rates and certain credit quality metrics in the first nine months of 2015 compared to the current year-to-date period. The Company had net loan charge-offs of $350 thousand in the current period compared to net recoveries of $16 thousand a year earlier.

Nonperforming loans, loans graded as substandard, and watch list loans have each declined compared to a year earlier. Historical loss rates have also improved as lower recent charge-off activity has replaced the higher levels experienced in the early part of the Company’s rolling quarterly four year look-back period used when evaluating the allowance for loan losses. As credit quality metrics approach pre-recession levels, the rate of improvement has declined in the comparable periods presented. While historical loss rates may continue to improve throughout 2016 due to elevated charge-offs falling out of the look-back period, this improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Nine Months Ended September 30,	2016	2015	Increase (Decrease)%
Service charges and fees on deposits	$5,840	$5,634	$206	3.7%
Allotment processing fees	2,504	3,358	(854)	(25.4)
Other service charges, commissions, and fees	4,173	4,056	117	2.9
Trust income	2,034	1,821	213	11.7
Investment securities gains, net	3,990	163	3,827	NM
Gain on sale of mortgage loans, net	695	558	137	24.6
Income from company-owned life insurance	785	702	83	11.8
Gain on debt extinguishment	4,050	-	4,050	NM
Legal settlement	1,450	-	1,450	NM
Other	314	346	(32)	(9.2)
Total noninterest income	$25,835	$16,638	$9,197	55.3%

NM – Not meaningful.

The increase in noninterest income relates mainly to the $4.1 million gain related to the early extinguishment of debt during the first quarter of 2016, a $3.8 million increase in net gains on the sale of investment securities, and a $1.5 million payment received related to a litigation settlement for which the Company expects to receive no additional payments. The gains on the sale of investment securities relates primarily to the series of transactions during the current quarter to deleverage and reposition the balances sheet discussed earlier under the caption “Net Interest Income” above, which completely offset the related loss on the early repayment of long-term borrowings.

The increase in service charges and fees on deposits was driven by higher service charges of $210 thousand or 61.0%, and higher dormant account fees of $182 thousand or 10.3%, partially offset by lower overdraft fees of $173 thousand or 5.5%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation. This contributed to an overall increase in service charges during the quarter. The Company anticipates that service charges on deposits will increase incrementally in the short term; however, it cannot quantify with precision the impact of this change on customer behavior and related deposit balances and fee income.

Nondeposit service charges, commissions, and fees were up due to higher interchange fees of $110 thousand or 4.8%. Trust income increased primarily due to higher market values of managed assets and, to a lesser degree, certain changes in fee structure that went into place during the third quarter of 2015. Net gains from the sale of mortgage loans was higher primarily due to an increase in volume of mortgage loans sold of $5.6 million or 26.4% in the comparison. The increase in income from company-owned life insurance is primarily related to the collection of a tax-free death benefit received in excess of the cash surrender value in the current period.

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

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Nine Months Ended September 30,	2016	2015	Increase (Decrease)%
Salaries and employee benefits	$23,444	$23,946	$(502)	(2.1)%
Occupancy expenses, net	3,541	3,623	(82)	(2.3)
Equipment expenses	2,088	1,918	170	8.9
Data processing and communication expense	3,482	3,243	239	7.4
Bank franchise tax	1,823	1,820	3	.2
Amortization of intangibles	-	337	(337)	(100.0)
Deposit insurance expense	805	1,201	(396)	(33.0)
Other real estate expenses, net	1,466	1,033	433	41.9
Legal expenses	370	693	(323)	(46.6)
Loss on debt extinguishment	3,776	-	3,776	NM
Other	5,384	5,451	(67)	(1.2)
Total noninterest expense	$46,179	$43,265	$2,914	6.7%

NM – Not meaningful.

Noninterest expenses is up mainly due to the $3.8 million loss related to the early extinguishment of $100 million of debt during the third quarter of 2016. The loss was completely offset by the net gain on the sale of investment securities discussed under the “Noninterest Income” caption above. The increase in equipment expense was driven by $123 thousand of integration related costs associated with the announced merger of our banking subsidiaries. Data processing and communication expense increased mainly due to a one-time accrual adjustment during the second quarter of $137 thousand related to a change in card vendor and adding the use of a third party for statement processing.

The increase in repossessed real estate expenses is primarily the result of higher impairment charges of $736 thousand or 124%. Write-downs in the current year include $620 thousand in the aggregate related to two commercial real estate properties written down to their estimated fair value less cost to sell and $124 thousand related to a residential real estate development property as a result of entering into a sales contract expected to close in the fourth quarter. The current year also includes a net gain on property sales of $30 thousand compared to a net loss of $129 thousand a year ago. Development, maintenance, and operating costs were down $144 thousand or 46.6%.

Employee benefit expenses were down $694 thousand or 14.3%, mainly due to claims activity related to the Company’s self-funded health insurance plan and, to a lesser extent, lower actuary-determined postretirement benefit expense. Salaries and related payroll taxes were up $191 thousand or 1.0%. The Company had an average of 491 full time equivalent employees during the first nine months of 2016, down from an average of 510 for the year-ago period. The increase in salaries and related payroll taxes is due to normal employee annual increases and the addition of a new Chief Operating Officer beginning in the first quarter of 2016.

Amortization of intangible assets declined as a result of being fully amortized at year-end 2015. The reduction in deposit insurance expense is due to the improvement in the risk ratings at the Company’s subsidiary banks, which is used in the determination of the amount payable. The decline in legal expenses was mainly related to a legal settlement during the first quarter of 2015.

The Company is progressing with its plan to consolidate its four bank subsidiaries and data processing subsidiary into one bank. As a result of the consolidation, the Company expects estimated annualized pre-tax savings of $3.0 million to $3.5 million once the merger is completed. This estimate consists primarily of reductions to salaries and employee benefits. The Company expects the merger to be completed on February 20, 2017, subject to approval by the Federal Reserve Bank of St. Louis, which has not yet been received.

Income Taxes

Income tax expense was $5.5 million for the current nine months, an increase of $1.3 million or 30.8% compared to $4.2 million for 2015. The effective income tax rates were 28.2% and 27.0% for the current and year-ago periods, respectively. The increase in the effective income tax rate is mainly attributed to higher pretax income, made up by a higher mix of taxable versus tax-exempt sources of revenue driven by the $4.1 million pretax gain on the early extinguishment of debt during the first quarter of 2016.

FINANCIAL CONDITION

Total assets were $1.7 billion at September 30, 2016, a decrease of $117 million or 6.6% from year-end 2015, with declines occurring across nearly all significant line items. Liabilities were down $130 million or 8.2%, resulting in increased equity of $13.0 million or 7.4%. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share amounts)	September 30, 2016	December 31, 2015	Increase (Decrease)%
Cash and cash equivalents	$127,575	$120,493	$7,082	5.9%
Investment securities	477,991	585,813	(107,822)	(18.4)
Loans, net of allowance of $9,146 and $10,315	941,570	948,960	(7,390)	(.8)
Other real estate owned	15,336	21,843	(6,507)	(29.8)
Other assets	96,021	98,841	(2,820)	(2.9)
Total assets	$1,658,493	$1,775,950	$(117,457)	(6.6)%

Deposits	$1,350,931	$1,368,994	$(18,063)	(1.3)%
Federal funds purchased and other short-term borrowings	37,407	34,353	3,054	8.9
Other borrowings	53,474	169,250	(115,776)	(68.4)
Other liabilities	27,957	27,655	302	1.1
Total liabilities	1,469,769	1,600,252	(130,483)	(8.2)

Common stock	938	937	1	.1
Capital surplus	51,809	51,608	201	.4
Retained earnings	132,856	120,371	12,485	10.4
Accumulated other comprehensive income	3,121	2,782	339	12.2
Total shareholders’ equity	188,724	175,698	13,026	7.4
Total liabilities and shareholders’ equity	$1,658,493	$1,775,950	$(117,457)	(6.6)%

End of period tangible book value per common share[1]	$25.14	$23.43	$1.71	7.3%
End of period per common share closing price	29.64	27.11	2.53	9.3

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

The increase in cash and cash equivalents and decrease in investment securities from year-end is a result of the Company’s series of transactions to deleverage and reposition the balance sheet during the third quarter. The Company used a mixture of excess cash and proceeds from the sale of investment securities to fund the early repayment of $100 million of high fixed-rate borrowings. At September 30, 2016, the Company’s strategy to reposition the investment securities portfolio by replacing approximately $78 million of certain lower yielding short-term investments with a more normalized strategy and maturity periods had yet to be fully completed, resulting in higher cash and cash equivalents.

The decrease in loans was driven by those secured by real estate, primarily residential real estate lending partially offset by an increase in commercial real estate. Nonaccrual loans represent $1.6 million of the overall decrease in loans. The decrease in OREO was primarily driven by property sales of $7.0 million.

The decrease in total liabilities is mainly attributed to the reduction in long-term borrowings and total deposits. Long-term borrowings declined $116 million or 68.4%, primarily due to the early extinguishment of $15.5 million of debt during the first quarter of 2016 and $100 million of debt during the third quarter. Interest bearing deposits are down $34.8 million or 3.3%, partially offset by an increase in noninterest bearing deposits of $16.8 million or 5.3%. The decrease in interest bearing deposits was driven by lower time deposits of $41.3 million or 12.7%.

The increase in shareholders’ equity was driven by net income of $14.1 million, partially offset by dividends declared on common stock of $1.6 million. Other comprehensive income of $339 thousand was primarily made up of a $312 thousand increase in the after-tax unrealized gain related to the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At September 30, 2016, temporary investments were $106 million, an increase of $13.8 million or 15.0% from year-end 2015.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Principal payment received on mortgage-backed securities and proceeds from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $478 million at September 30, 2016, a decrease of $108 million or 18.4% compared to $586 million at year-end 2015.

The decrease in investment securities was driven by net maturities, calls, and sales of $320 million in the aggregate, which outpaced purchases totaling $210 million. Proceeds from the sale of available-for-sale investment securities of $93.4 million, in addition to $10.4 million of cash deposits, were used to fund the debt prepayment in the third quarter as discussed in more detail under the “Net Interest Income” captions on pages 35 and 41. Net premium amortization of $3.1 million also made up part of the decrease. The market value adjustment of the available for sale securities portfolio increased $478 thousand and is attributable to higher bond prices related to longer term maturity periods. Yields for the five, ten and 30-year Treasury securities each decreased since year-end 2015. Generally, as market interest rates decrease, the value of fixed rate investments increase.

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

Investment securities include single-issuer trust preferred capital securities of a U.S. based global financial services firm. The carrying value of this investment at September 30, 2016 was $5.2 million, which includes an unrealized loss of $702 thousand. At year-end 2015, these securities had an unrealized loss of $793 thousand.

The Company’s investment in the single-issuer trust preferred capital securities continue to perform according to contractual terms and continue to be rated as investment grade by major rating agencies. The issuer of the securities announced in the first quarter of 2016 an increase in their common equity repurchase plan and have continued their per share common dividend payments. The Company does not intend to sell these securities nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will continue to recover as they approach their maturity dates.

Loans

Loans were $951 million at September 30, 2016, a decrease of $8.6 million or 0.9% compared to year-end 2015. High quality loan demand remains soft, and the Company continues a conservative approach to loan originations while working to further reduce its level of nonperforming assets in a slow growth economy. Generating high quality loan demand continues to be a challenge. Loan payments include $2.7 million related to nonaccrual loans during 2016.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$114,454	12.0%	$115,516	12.0%
Real estate mortgage – residential	341,160	35.9	355,134	37.0
Real estate mortgage – farmland and other commercial enterprises	393,973	41.5	386,386	40.3
Commercial, financial, and agriculture	91,294	9.6	89,820	9.4
Installment	9,835	1.0	12,419	1.3
Total	$950,716	100.0%	$959,275	100.0%

On an average basis, loans represented 58.5% of earning assets for the current nine month period, an increase of 181 basis points compared to 56.6% for the year 2015. The increase in the level of average loans as a percentage of earning assets reflects the overall growth in the loan portfolio over the past year. The increase in loans in the year-over-year period has been funded by cash flows from investment securities and temporary investments. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

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

The allowance for loan losses was $9.1 million or 0.96% of outstanding loans at September 30, 2016. This compares to $10.3 million or 1.08% of net loans outstanding at year-end 2015. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end resulted primarily from a credit to the provision for loan losses of $819 thousand for the current nine-month period. As a percentage of nonperforming loans, the allowance for loan losses was 30.6% at September 30, 2016 compared to 32.0% at year-end 2015. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans.

Nonperforming loans include $23.1 million of accruing restructured loans, which represents 77.3% of total nonperforming loans at September 30, 2016. At year-end 2015, this amount was $23.8 million or 74.0%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.6 million or 6.0% and $2.9 million or 7.8% of such loans at September 30, 2016 and year-end, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 135% and 123% at the current quarter-end and year-end 2015, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2015 continued during the first nine months of 2016. As credit quality metrics approach pre-recession levels, the rate of improvement has slowed. Although impaired loans increased $6.2 million during 2016, they remain near three-year lows and are down $122 million or 73.7% since peaking at $165 million in the first quarter of 2011.

Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best levels in the last three years.

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$29,858	$32,211	$32,356	$51,098	$29,843
Nonaccrual loans	6,779	8,380	8,201	24,720	6,397
Loans past due 30-89 days and still accruing	695	588	1,918	3,651	588
Loans graded substandard or below	39,266	44,220	43,669	76,852	39,266
Impaired loans	43,395	37,182	38,647	58,460	37,182
Loans, net of unearned income	950,716	959,275	935,145	999,883	927,389

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

Nonperforming loans were $29.9 million at September 30, 2016, a decrease of $2.4 million or 7.3% compared to $32.2 million at year-end 2015. Nonaccrual loans decreased $1.6 million or 19.1%. Additions to nonaccrual loans of $2.7 million during the first nine months of 2016 were driven by one credit relationship of $958 thousand secured by multifamily residential real estate. Additions to nonaccrual loans were more than offset by principal payments of $2.7 million and transfers to other real estate owned (“OREO”) of $1.3 million. Principal payments during the first nine months of 2016 include $468 thousand received for the full payment of a single larger-balance commercial real estate loan that occurred during the first quarter. Transfers to OREO from nonaccrual include two commercial and one residential real estate properties related to a single credit relationship with a total carrying value of $580 thousand. One of those commercial properties in the amount of $346 thousand was subsequently sold during the second quarter at a loss of $48 thousand. The ratio of nonperforming loans to loans outstanding is 3.1%, down 22 basis points from 3.4% at year-end 2015, and down 545 basis points from its peak of 8.6% in the first quarter of 2010. Accruing restructured loans make up 77.3% of the Company’s nonperforming loans at September 30, 2016, up from 74.0% at year-end.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	September 30, 2016	December 31, 2015
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$902	$1,567
Real estate mortgage – residential	2,037	2,485
Real estate mortgage – farmland and other commercial enterprises	3,810	4,266
Commercial
Commercial and industrial	16	44
Other	6	8
Consumer
Secured	8	10
Total nonaccrual loans	$6,779	$8,380

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$3,648	$3,674
Real estate mortgage – residential	4,034	4,127
Real estate mortgage – farmland and other commercial enterprises	14,882	15,503
Commercial
Commercial and industrial	379	384
Consumer
Unsecured	136	143
Total restructured loans	$23,079	$23,831

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$29,858	$32,211

Ratio of total nonperforming loans to total loans (net of unearned income)	3.1%	3.4%

The most significant components of nonperforming loans include nonaccrual and accruing restructured loans. Activity during 2016 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2015	$8,380	$23,831
Additions	2,713	-
Principal paydowns	(2,726)	(752)
Transfers to other real estate owned and other changes, net	(1,260)	-
Charge-offs	(328)	-
Balance at September 30, 2016	$6,779	$23,079

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $44.8 million and $54.2 million at September 30, 2016 and year-end 2015, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to a persistently slow-growing economy which continues to strain many of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At September 30, 2016, the five largest potential problem credits were $11.7 million in the aggregate compared to $12.3 million at year-end 2015.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At September 30, 2016, OREO was $15.3 million, a decrease of $6.5 million or 29.8% compared to $21.8 million at year-end 2015. The decrease was driven by sales activity, including three larger-balance real estate development properties that sold for $4.1 million with a related net loss of $48 thousand in the aggregate and one larger-balance commercial real estate property sold for $1.2 million with a related gain of $182 thousand. Sales of OREO in the current period include $3.1 million financed by the Company. OREO has declined $37.2 million or 70.8% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2016 follows.

(In thousands)	Amount
Balance at December 31, 2015	$21,843
Transfers from loans and other increases	1,790
Proceeds from sales	(6,996)
Loss on sales, net	30
Write-downs and other decreases, net	(1,331)
Balance at September 30, 2016	$15,336

Deposits

A summary of the Company’s deposits are as follows for the periods indicated.

	End of Period				Average
(In thousands)	September 30, 2016	December 31, 2015	Increase (Decrease)%		Nine Months September 30, 2016	Twelve Months December 31, 2015	Increase (Decrease)%
Noninterest Bearing	$330,755	$313,969	$16,786	5.3%	$320,873	$304,516	$16,357	5.4%

Interest Bearing
Demand	327,429	328,803	(1,374)	(.4)	333,457	334,281	(824)	(.2)
Savings	408,675	400,844	7,831	2.0	406,639	385,932	20,707	5.4
Time	284,072	325,378	(41,306)	(12.7)	303,240	356,419	(53,179)	(14.9)
Total interest bearing	1,020,176	1,055,025	(34,849)	(3.3)	1,043,336	1,076,632	(33,296)	(3.1)

Total Deposits	$1,350,931	$1,368,994	$(18,063)	(1.3)%	$1,364,209	$1,381,148	$(16,939)	(1.2)%

The decrease in total end of period and average deposits was driven by lower time deposits and is primarily attributed to the Company’s overall high liquidity position and strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or to reprice at lower interest rates. Many of those balances have been rolled into either demand or savings accounts by the customer. As rates have decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $91 million at September 30, 2016, a decrease of $113 million or 55.4% from year-end 2015. The decrease was driven by a $116 million or 68.4% decline in long-term borrowings, which is primarily due to the early extinguishment of $100 million of fixed-rate borrowings during the third quarter of 2016, discussed in more detail under the “Net Interest Income” captions on pages 35 and 41, and the early extinguishment of $15.5 million of subordinated debt related to trust preferred securities during the first quarter.

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

Short-term borrowings were $37.4 million at quarter-end, up $3.1 million or 8.9% from year-end 2015. This is attributable to an increase repurchase agreements with commercial depositors in the normal course of business. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts of certain qualifying commercial customers into repurchase agreements and accounted for as secured borrowings by the Company.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary banks, balances of cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Primary uses of cash include the payment of dividends to its shareholders, paying interest expense on borrowings, and payments for general operating expenses.

Payment of dividends to the Parent Company by its subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at each of the Company’s four subsidiary banks exceed regulatory established “well-capitalized” status at September 30, 2016 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $34.6 million and $36.0 million at September 30, 2016 and year-end 2015, respectively. Significant cash receipts by the Parent Company for 2016 include dividend payments from its bank and nonbank subsidiaries of $12.5 million and $1.0, respectively, management fees from subsidiaries of $1.9 million, and a return of capital amounts from a nonbank subsidiary of $500 thousand. Significant cash payments by the Parent Company in 2016 include $11.0 million to purchase the trust preferred securities issued by Trust II and extinguish the subordinated debt issued to the trust, $2.6 million for salaries, payroll taxes, and employee benefits, $1.1 million for the payment of dividends on common stock, and $516 thousand for the payment of interest on subordinated notes payable.

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

As of September 30, 2016, the Company had $281 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $236 million at year-end 2015.

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

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At September 30, 2016, consolidated liquid assets were $602 million, a decrease of $101 million or 14.3% compared to $703 million at year-end 2015 primarily due to the deleveraging transactions during the third quarter of 2015. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position and weak, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $17.9 million and $21.9 million for the first nine months of 2016 and 2015, respectively. This represents a decrease of $4.0 million or 18.2%. Net cash flow provided by investing activities was $120 million and $19.6 million for 2016 and 2015, respectively. The $101 million increase was primarily driven by investment securities and loan activity, partially offset by lower proceeds from the sale of OREO. Net cash inflows related to investment securities were $109 million for 2016, up $93.4 million compared to a year earlier. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. The increase in net cash inflows related to investment securities was driven by the series of transactions to deleverage the balance sheet and reposition the investment securities portfolio, as discussed in further detail under the “Net Interest Income” captions on pages 35 and 41. Of the total proceeds from the sale of investment securities, $93.4 million were used in funding the early debt repayment of $100 million in the third quarter. At September 30, 2016, the Company’s strategy to reposition the investment securities portfolio had yet to be fully completed, resulting in higher net cash inflows. The Company had net cash inflow related to loans representing overall net principal collections in the current period of $9.1 million compared with net principal advances a year earlier in the amount of $3.8 million. Proceeds from the sale of OREO decreased $5.3 million in the comparison.

Net cash used in financing activities was $131 million for the first nine months of 2016, an increase of $96.4 million compared with $34.6 million a year earlier. The increase was driven primarily by payments to extinguish long-term debt of $11.0 million and $104 million during the first and third quarters of the current year, respectively, partially offset by deposit activity and cash paid in the prior year to redeem the final portion of the Company’s outstanding preferred stock. Deposits decreased $18.1 million during 2016, down $12.6 million compared to a $30.7 million reduction for the first nine months of 2015. The Company redeemed $10.0 million of its preferred stock outstanding in 2015.

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

CAPITAL RESOURCES

Shareholders’ equity was $189 million at September 30, 2016, an increase of $13.0 million or 7.4% compared to $176 million at year-end 2015. The increase in shareholders’ equity was driven by net income of $14.1 million, partially offset by dividends declared on common stock of $1.6 million. Other comprehensive income of $339 thousand was primarily made up of a $2.9 million increase related to the after-tax amount of the unrealized gain on available for sale investment securities partially offset by after-tax net realized gains of $2.6 million. The increase in the gross unrealized gain on available for sale investment securities correlates to the decline in long term market interest rates at the end of the period compared with year-end 2015. As market interest rates decrease, the value of fixed rate investments generally increases.

At September 30, 2016, the Company’s tangible common equity ratio was 11.38%, an increase of 149 basis points compared to 9.89% at year-end 2015. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets. The increase in the tangible common equity ratio is the result of a combination of both an increase in tangible common equity and a reduction in tangible assets in the comparison.

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

	September 30, 2016				December 31, 2015
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	16.65%	19.57%	20.39%	12.44%	14.91%	19.00%	19.89%	12.46%
Farmers Bank & Capital Trust Company	17.12	17.12	17.84	9.53	15.57	15.57	16.35	9.20
United Bank & Trust Company	17.54	17.54	18.51	12.46	18.67	18.67	19.68	12.89
First Citizens Bank, Inc.	14.73	14.73	15.32	10.08	13.55	13.55	14.17	9.20
Citizens Bank of Northern Kentucky, Inc.	15.37	15.37	16.43	10.43	14.42	14.42	15.67	10.79

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

At September 30, 2016, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income remain relatively unchanged and net income would increase 0.1%, respectively for the year ending December 31, 2016 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease 0.2% and 0.4%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on the Company’s deposits is already below 0.75%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2016 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2016, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued 871 shares and 2,199 shares of common stock to its non-employee directors under this plan in the three and nine months ended September 30, 2016, respectively, as compensation for director fees of $26 thousand and $62 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended September 30, 2016. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

Date:	November 8, 2016	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	November 8, 2016	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)