Form 10-K
period 2016-12-31
FARMERS CAPITAL BANK CORP
filed 2017-03-10
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Yes ☐            No ☒

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $194 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2017, there were 7,509,937 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 127.

FARMERS CAPITAL BANK CORPORATION

FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 20 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 36 of this report and other cautionary statements contained elsewhere in this report.

Organization

Farmers Capital Bank Corporation (the “Registrant,” “Company,” “we,” “us,” or “Parent Company”) is a financial holding company which had four wholly-owned bank subsidiaries at year-end 2016. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky (“Commonwealth”). During 2016, the Company elected financial holding company status. The Company provides a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky. The Company’s four bank subsidiaries include Farmers Bank & Capital Trust Company ("Farmers Bank"), Frankfort, Kentucky; United Bank & Trust Company ("United Bank"), Versailles, Kentucky; First Citizens Bank (“First Citizens”), Elizabethtown, Kentucky; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”), Newport, Kentucky. In February 2017, the Company merged United Bank, First Citizens, Citizens Northern, and FCB Services, Inc. (“FCB Services”) into Farmers Bank, the name of which was immediately changed under the merger to United Bank & Capital Trust Company.

At year-end 2016 the Company had the following wholly-owned nonbank subsidiaries: FCB Services, a data processing subsidiary located in Frankfort, Kentucky; FFKT Insurance Services, Inc., (“FFKT Insurance”), a captive property and casualty insurance company in Frankfort, Kentucky; and Farmers Capital Bank Trust I (“Trust I”), and Farmers Capital Bank Trust III (“Trust III”), which are unconsolidated trusts established to complete the private offering of trust preferred securities. For Trust I and Farmers Capital Bank Trust II (“Trust II”), the proceeds of the offerings were used to finance the cash portion of the acquisition in 2005 of Citizens Bancorp Inc. (“Citizens Bancorp”), the former parent company of Citizens Northern. In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt. For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program during 2007.

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

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment. As of December 31, 2016, the Company had $1.7 billion in consolidated total assets.

Organization Chart

Subsidiaries of Farmers Capital Bank Corporation at December 31, 2016 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them.

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

Farmers Bank conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as two branches in Anderson County, and one branch in Mercer County. It is the largest bank operating in both Franklin and Anderson Counties based on total bank deposits. The market served by Farmers Bank is diverse, and includes government, commerce, finance, industry, medicine, education, and agriculture. The bank serves many individuals and corporations throughout Central Kentucky. On December 31, 2016, it had total consolidated assets of $643 million, including loans of $323 million. On the same date, total deposits were $555 million and shareholders' equity totaled $62.9 million.

Farmers Bank had three active direct subsidiaries at year-end 2016: Farmers Bank Realty Co. ("Farmers Realty"), Farmers Capital Insurance Corporation (“Farmers Insurance”), and EG Properties, Inc. (“EG Properties”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and Farmers Bank in the ordinary course of business. Farmers Realty had total assets of $3.4 million on December 31, 2016.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law. Farmers Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for an otherwise unrelated title insurance company and offers title insurance coverage on property financed by the Company. At year-end 2016, it had total assets of $539 thousand.

In November 2002, Farmers Bank incorporated EG Properties. EG Properties is involved in real estate management and liquidation for certain properties repossessed by Farmers Bank. EG Properties held a 93.4% interest in WCO, LLC (“WCO”), which was formed during 2012 to hold certain real estate repossessed by Farmers Bank and United Bank. WCO was dissolved during September 2016. EG Properties had total assets of $16.4 million at year-end 2016.

Leasing One Corporation was incorporated in August 1993 to operate as a commercial equipment leasing company. Activity at Leasing One declined significantly as a result of its board deciding in 2010 to reduce staff and curtail new lending. The extent of its activity had been to service existing loans and terming out residuals until it was dissolved effective at year-end 2015.

Farmers Bank previously was a limited partner in Austin Park Apartments, LTD and Frankfort Apartments II, LTD, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provided federal income tax credits to the Company over a 10 year period and have been fully exhausted; however, the Company maintained its investment in these partnerships over a 15 year compliance period in order to avoid possible recapture of the tax credits. The compliance period has since ended and Farmers Bank liquidated its investments in these partnerships during 2016. In December 2009, Farmers Bank became a limited partner in St. Clair Properties, LLC (“St. Clair Properties”). The objective of St. Clair Properties is to restore and preserve certain qualifying historic structures in Frankfort for which the Company received federal and state tax credits. Farmers Bank liquidated its interest in St. Clair Properties during December 2014.

In February 2017, United Bank, First Citizens, Citizens Northern, and FCB Services were merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

United Bank

On February 15, 1985, the Company acquired United Bank, a state chartered bank originally organized in 1880. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. United Bank conducts business in its principal office and two branches in Woodford County, Kentucky, four branches in Scott County, two branches in Fayette County, and four branches in Jessamine County. Based on total bank deposits, United Bank is the largest bank operating in Scott County, the largest bank in Woodford County, and ranks as the third largest bank in Jessamine County. On December 31, 2016, United Bank had total consolidated assets of $473 million, including loans of $322 million. On the same date, total deposits were $390 million and shareholders’ equity was $57.6 million.

United Bank has one direct subsidiary, EGT Properties, Inc. (“EGT Properties”). EGT Properties was created in March 2008 and is involved in real estate management and liquidation for certain repossessed properties of United Bank. EGT Properties held a 6.6% interest in WCO, which was dissolved during September 2016. EGT Properties held an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek held certain real estate repossessed by United Bank and Citizens Northern along with parties unrelated to the Company. NUBT held a 67% interest in Flowing Creek and an unrelated financial institutions held the remaining 33% interest. NUBT and Flowing Creek were dissolved during November 2015. EGT Properties had total assets of $11.0 million at year-end 2016.

In February 2017, United Bank was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

First Citizens

On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964. It is engaged in a general banking business providing full service banking to individuals, businesses and governmental customers. It conducts business at its main office and three branches in Hardin County, Kentucky along with two branch offices in Bullitt County. First Citizens incorporated HBJ Properties, LLC (“HBJ Properties”) during 2012 to hold, manage, and liquidate certain properties repossessed by First Citizens. HBJ Properties had total assets of $4.4 million at year-end 2016.

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

The military discretionary allotment system in place prior to 2015 allowed service members to automatically direct a portion of their paycheck to financial institutions or people of their choosing to pay for various items or services. As announced by the U.S. Department of Defense (“DOD”), active duty service members are no longer able to enter into new contracts to purchase, lease, or rent tangible consumer items such as vehicles, appliances, and electronics using the military allotment system for payment as of January 1, 2015. Contracts existing prior to January 1, 2015 were not affected. Payments for the purpose of savings, insurance premiums, mortgage and rent payments, support for dependents, or investments were also not affected. The new restrictions do not apply to military retirees or civilians.

As previously disclosed by the Company, military allotment processing volumes and related revenue began to decline in 2015 as a result of the new DOD policy. This decline has been partially offset by First Citizen’s efforts to expand its base of nonmilitary customers.

Based on total bank deposits, First Citizens is the third largest bank operating in Hardin County. On December 31, 2016, First Citizens had total consolidated assets of $296 million, including loans of $182 million. On the same date, total deposits were $248 million and shareholders’ equity was $27.8 million.

In February 2017, First Citizens was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

Citizens Northern

On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky. Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Parent Company. Citizens Northern is a state chartered bank organized in 1993 and is engaged in a general banking business providing full service banking to individuals, businesses, and governmental customers. It conducts business in its principal office in Newport and four branches in Campbell County, Kentucky, one branch in Boone County and one branch in Kenton County. Based on total bank deposits, Citizens Northern ranks as the fourth largest bank operating in Campbell County. At year-end 2016, Citizens Northern had total consolidated assets of $235 million, including loans of $144 million. On the same date, total deposits were $204 million and shareholders’ equity was $24.1 million.

In March 2008, Citizens Northern incorporated ENKY Properties, Inc. (“ENKY”). ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. ENKY also held a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek held real estate repossessed by Citizens Northern and United Bank along with parties unrelated to the Company. NUBT held a 67% interest in Flowing Creek and unrelated financial institutions held the remaining 33% interest. NUBT and Flowing Creek were dissolved during November 2015. ENKY had total assets of $5.3 million at year-end 2016.

In February 2017, Citizens Northern was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

Nonbank Subsidiaries

FCB Services was organized in 1992 and provides data processing services and support for the Company and its subsidiaries. It is located in Frankfort, Kentucky. It also provides data processing services for nonaffiliated entities. FCB Services had total assets of $3.8 million at December 31, 2016. In February 2017, FCB Services was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

FFKT Insurance was incorporated during 2005. It is a captive insurance company that provides property and casualty coverage to its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. FFKT Insurance had total assets of $3.9 million at December 31, 2016.

Trust I, Trust II, and Trust III are each separate Delaware statutory business trusts sponsored by the Company. The Company completed two private offerings of trust preferred securities during 2005 through Trust I and Trust II totaling $25.0 million. During 2007, the Company completed a private offering of trust preferred securities through Trust III totaling $22.5 million. The Company owns all of the common securities of each of the Trust I and Trust III. The Company does not consolidate the Trusts into its financial statements consistent with applicable accounting standards. In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued to Trust II.

Lending Summary

A significant part of the Company’s operating activities include originating loans, approximately 90% of which are secured by real estate at December 31, 2016. Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published by the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, or five years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases of up to 600 basis points and rate decreases of up to 100 basis points over the life of the loan. In recent years, it has been increasingly common for the Company to set a floor equal to the initial rate without further downward adjustments. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

The Company also makes fixed rate commercial real estate loans to a lesser extent with repayment periods generally ranging from three to seven years. The Company’s subsidiary banks make first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types.

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

Loan Policy

The Company has a company-wide lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions, law and regulatory changes, and product offerings in its markets. The policy has established minimum standards that each of its bank subsidiaries must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole. For example, the loan to value limits and amortization terms contained within the policy were reduced during the most recent economic and related real estate market decline. While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus when evaluating credit risk. The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by the Parent Company’s Chief Credit Officer and its regulatory authorities. Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

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

Residential Real Estate

Residential real estate mortgage lending made up 36% of the loan portfolio at year-end 2016. Underwriting criteria and procedures for residential real estate mortgage loans include:

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

Commercial Real Estate

Commercial real estate lending made up 41% of the loan portfolio at year-end 2016. Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, hotels, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

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

●	Cash flows from the project financed and global cash flow of the principals and their entities must produce a minimum debt coverage ratio of 1.25:1;
●	For non-profits, including churches, a 1.0:1 debt coverage minimum ratio;
●	Past experience of the customer with the bank;
●	Experience of the investor in commercial real estate;
●	Tangible net worth analysis;
●	Interest rate shocks for variable rate loans;
●	General and local commercial real estate conditions;
●	Alternative uses of the security in the event of a default;
●	Thorough analysis of appraisals;
●	References and resumes are procured for background knowledge of the principals/guarantors;
●	Credit enhancements are utilized when necessary and/or desirable such as assignments of life insurance and the use of guarantors and firm take-out commitments;
●	Frequent financial reporting is required for income generating real estate such as: rent rolls, tenant listings, average daily rates and occupancy rates for hotels;
●	Commercial real estate loans are made with amortization terms generally not to exceed 20 years; and
●	For lending arrangements determined to be more complex, loan agreements with financial and collateral representations and warranties are employed to ensure the ongoing viability of the borrower.

Real Estate Construction

The Company’s real estate construction lending has declined over the last several years due to related economic conditions. Where the Company’s markets continue to demonstrate demand, construction lending continues with close monitoring of the borrower and the local economy. At year-end 2016, real estate construction lending comprised approximately 12% of the total loan portfolio.

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

Commercial, Financial, and Agriculture

Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. At year-end 2016, these loans made up approximately 9% of the total loan portfolio. Underwriting criteria and procedures for such loans are detailed below.

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

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2016, loans to financial institutions were zero.

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

Installment Loans

Installment lending is a small component of the Company’s portfolio mix, reflecting approximately 1% of outstanding loans at year-end 2016. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to five years.

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

Lease Financing

The Company has no lease receivables as of December 31, 2016. The Company’s leasing subsidiary, Leasing One, was dissolved effective year-end 2015.

Hybrid Loans

The Company and its subsidiary banks have a policy of not underwriting, originating, selling or holding hybrid loans. The Company does not currently hold hybrid loans. Hybrid loans include payment option adjustable rate mortgages, negative amortization loans, and stated income/stated asset loans.

Appraisals

The Company uses appraisals to value the collateral securing loans and to help manage credit risk, particularly related to loans secured by real estate. The Company uses independent third party state certified or licensed appraisers. These appraisers take into account local market conditions when preparing their estimate of a property’s fair value. The Company evaluates appraisals it receives from independent third parties subsequent to the appraisal date by monitoring transactions in its markets and comparing them to its other projects that are similar in nature. The Company’s internal audit department reviews appraisals on a test basis to determine that assumptions used in appraisals remain valid and are not stale. New appraisals are obtained if market conditions significantly impact collateral values for those loans that are identified as impaired. Internal audit reviews appraisals related to all of the Company’s impaired loans and repossessed properties at least annually.

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

When a construction loan or development loan is downgraded, a new appraisal is ordered contemporaneously with the downgrade. The appraisers are instructed to give a fair value based upon both an “as is” basis and an “as completed” basis. The twofold purpose is to facilitate management’s decision making process in determining the cost benefits of completing a project compared with marketing the project “as is.”

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

For present and future construction and development loan requests, borrowers must show sufficient cash reserves and significant excess cash flow from all sources in addition to other underwriting criteria measures. A project’s viability is a major consideration as well, along with the probability of its stabilization and/or sale. Interest reserves are primarily used for construction on large commercial, income producing property. Interest reserves on development loans are not commonplace due to the general lack of risk-appropriate opportunities currently in our markets combined with our low desire for this segment of the lending portfolio.

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

Supervisory Authorities

The Company is a financial holding company, registered with and regulated by the Federal Reserve. All four of its subsidiary banks are Kentucky state-chartered banks. Two of the Company’s subsidiary banks are members of their regional Federal Reserve Bank. The Company and its subsidiary banks are subject to supervision, regulation, and examination by the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”), and the Kentucky Department of Financial Institutions (“KDFI”). The Company and its subsidiary banks are required to file regular reports with the FRB, the FDIC, and the KDFI. The regulatory authorities routinely examine the Company and its subsidiary banks to monitor compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting, asset liability management, and the establishment of branches. The Company’s subsidiary bank, which resulted from the merger of its four subsidiary banks during February 2017, will continue to be regulated by each of the supervisory authorities identified above.

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

Capital

The FRB, the FDIC, and the KDFI require the Company and its subsidiary banks to meet certain ratios of capital to assets in order to conduct their activities. Current risk-based capital standards are based on the Basel Committee on Banking Supervision final rules issued in December 2010 related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee). U.S. federal banking agencies adopted final rules during 2013 to bring U.S. banking organizations into compliance with Basel III. Under the current rules, which were effective January 1, 2015, the Company is subject to capital requirements that include: (i) creation of a required ratio for common equity Tier 1 (“CET1”) capital, (ii) an increase to the minimum Tier 1 Risk-based Capital ratio, (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios, (iv) creation of an additional capital conservation buffer in excess of the required minimum capital ratios, and (v) changes to what qualifies as capital for purposes of meeting these capital requirements.

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

In order to avoid restrictions on distributions, including dividend payments and discretionary bonus payments to its executives, the Company is required to maintain a capital conservation buffer of an additional 2.5% of risk-weighted assets once fully phased in. The capital conservation buffer is designed to create incentives for banking organizations to conserve capital during periods of economic stress. The addition of the capital conservation buffer effectively results in minimum ratios of 7%, 8.5%, and 10.5% for CET1, Tier 1 capital, and total capital, respectively, in order to avoid the restrictions on distributions and discretionary bonus payments to executives. The capital conservation buffer is being phased in over a four year period that began in 2016 by increments of 0.625% annually until reaching 2.5%. At year-end 2016, the Company meets the minimum capital ratios and a fully phased-in capital conservation buffer.

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

Limitations on Acquisitions of Bank Holding Companies

In general, other companies seeking to acquire control of a financial holding company such as the Company would require the approval of the FRB under the Bank Holding Company Act. In addition, individuals or groups of individuals seeking to acquire control of a financial holding company such as the Company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company and no shareholder holds a larger percentage of the subject class of voting securities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. The Dodd-Frank Act required the FDIC to adopt a new DIF restoration plan to increases its reserve ratio to 1.35% from 1.15% of insured deposits by 2020. Under the restoration plan, the FDIC adopted regulations that redefined the assessment base as average consolidated assets less average tangible equity (as defined) during the assessment period. Since the new assessment base resulted in a larger overall base when compared to the previous domestic deposits base methodology, overall assessment rates were lowered and the secured liability adjustment was eliminated from the rate calculation in an attempt to make the new assessments revenue neutral. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

To determine the Company’s deposit insurance premiums, each of its subsidiary banks compute their respective assessment base, composed of average consolidated assets less average tangible equity (as defined), then applying the applicable assessment rate. Graduated assessment rate decreases are set to phase in when the DIF reserve ratio exceeds 1.15%, 2.0%, and 2.5%. On June 30, 2016, the DIF reserve ratio surpassed the goal of 1.15%. As a result, assessment rates were lowered and the risk categories used in determining assessment rates were eliminated and assessment rates were established based on supervisory ratings (“CAMELS ratings”). Effective July 1, 2016, assessment rates range from 1.5 to 16 basis points for banks designated in the lowest risk category and between 11 to 30 basis points for banks designated in the highest risk category. The range of assessment rates applicable to each category varies depending on the level of the banks unsecured debt and brokered deposits.

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

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from its subsidiary banks. Statutory and regulatory limitations apply to the subsidiary banks’ payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide financial holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Competition

The Company and its subsidiaries face vigorous competition for banking services from various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores, which compete for one or more lines of banking business. The Company also competes for commercial and retail business not only with banks in Central and Northern Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky. These competing businesses may possess greater resources and offer a greater number of branch locations, higher lending limits, and may offer other services not provided by the Company. In addition, the Company’s competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Company and its subsidiary banks. As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone, mobile banking, and the internet, non-depository institutions are able to attract funds and provide lending and other financial services without offices located in our market area. The Company has attempted to offset some of the advantages of its competitors by arranging participations with other banks for loans above its legal lending limits, expanding into additional markets and product lines, and entering into third party arrangements to better compete for its targeted customer base. Competition from other providers of financial services may reduce or limit the Company’s profitability and market share.

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

Employees

As of December 31, 2016, the Company had 472 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, vision, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. The Company maintains two postretirement health insurance benefit plans. Employees hired on or after January 1, 2016 are not eligible for the benefits related to those plans. Employees are not represented by a union. Management and employee relations are considered good.

The Company previously maintained a Stock Option Plan (“Plan”), which granted certain eligible employees the option to purchase a limited number of the Company’s common stock. The Plan included the conditions and terms that the grantee must meet in order to exercise the options. All unexercised options granted under the Plan expired during 2014 and the Company no longer grants options under the Plan. There were no options exercised or granted in any year in the three-year periods ending December 31, 2016, nor were there any modifications or cash paid to settle stock option awards during those periods.

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

If the Company is unable to comply with the terms of future regulatory orders to which it may become subject, then it could become subject to additional, heightened supervisory actions and orders, possibly including cease and desist orders, prompt corrective actions, and/or other regulatory enforcement actions. If the Company’s regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. If the Company’s bank is unable to comply with regulatory requirements, it could ultimately face failure. The terms of any such supervisory action could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Our nonperforming assets adversely affect our results of operations and financial condition and take significant management time to resolve.

Nonperforming assets are made up of nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans include nonaccrual loans, performing restructured loans, and loans 90 days or more past due and still accruing interest. Nonperforming assets adversely affect the Company’s net income in several ways. The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income. When the Company repossesses collateral in foreclosures and similar proceedings, it is required to record the property at its fair value less estimated selling costs, which typically decreases net income. The Company’s level of nonperforming assets have improved considerably in the last few years, but remain elevated at 2.4% of total assets at year-end 2016. However, 57% of nonperforming assets consist of performing restructured loans.

Nonperforming loans and other real estate owned also increase our risk profile and the amount of capital the Company’s regulators believe is appropriate in light of such risks. While the Company seeks to reduce its problem loans through workouts, restructurings, and otherwise, decreases in the value of these assets, the underlying collateral, or our borrowers’ performance or financial conditions have adversely affected, and may continue to adversely affect, the Company’s results of operations and financial condition. Moreover, the resolution of nonperforming assets requires significant time commitments from management of our bank, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming loans in the future. If economic conditions do not improve or worsen in our markets, the Company could continue to incur additional losses relating to an increase in nonperforming assets.

Losses from loan defaults may exceed the allowance established for that purpose, which will have an adverse effect on the Company’s financial condition.

Volatility and deterioration in the broader economy increase the Company’s risk of credit losses, which could have a material adverse effect on its operating results. If a significant number of loans in the Company’s portfolio are not repaid, it would have an adverse effect on its earnings and overall financial condition. The Company’s bank subsidiary maintains an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects management’s best estimate of probable incurred credit losses in their loan portfolio at the balance sheet date. This evaluation is primarily based upon a review of the bank’s historical loan loss experience, known risks contained in the bank’s loan portfolio, composition and growth of the bank’s loan portfolio, and other economic and qualitative factors. Additionally, the bank’s regulators may require additional provision for the loan portfolio in connection with their examinations, agreements, or orders. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, the Company’s allowance for loan losses may be inadequate to cover actual losses in its loan portfolio. Consequently, the Company risks having additional future provision for loan losses that may materially affect its earnings.

If the Company’s local markets experience a prolonged recession or economic downturn, it may be required to make further increases in its allowance for loan losses and to charge off additional loans, which would adversely affect its results of operations and capital.

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky. A downturn or prolonged decline in the Central and Northern Kentucky economies could negatively impact demand for the Company’s products and services, the ability of customers to repay their loans, collateral values securing loans, and the stability of funding sources. This could result in a material adverse effect on the Company’s financial condition, results of operations and prospects. Further, approximately 66% of the Company’s investments in municipal bonds are issued by political subdivisions or agencies located in Kentucky.

Generally, the Company’s nonperforming loans and assets reflect operating difficulties of individual borrowers. Deterioration in real estate and other financial markets could adversely impact the Company’s financial performance. If trends in the housing and real estate markets worsen, the Company could experience an increase in delinquencies and credit losses. As a result, the Company may be required to increase its provision for loan losses and charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially. If additional provisions and charge-offs cause the Company to experience losses, it may be required to contribute additional capital to the bank to maintain capital ratios required by regulators.

The Company’s exposure to credit risk is increased by its real estate development lending.

Real estate development lending has historically been considered to be higher credit risk than that of other types of lending, such as for single-family residential properties. At year-end 2016, $6.4 million or 5% of the outstanding balance of our real estate development loans was classified as impaired. Real estate development loans typically involve larger loan balances to a single borrower or related borrowers. These loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of the underlying property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or timely sell the underlying property. In the current economic environment, although improving, the ability of borrowers to refinance or sell newly developed property or vacant land remains challenging. If the real estate markets were to worsen or not improve, the Company likely will experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

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

The Company relies more heavily on its investment securities portfolio as a source of interest income than many other community banks because its loan portfolio makes up a smaller proportion of its earning assets. If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income. Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2016, average investment securities made up 32.3% of the Company’s average total assets. Interest income on investment securities accounted for 19.2% of total interest income for 2016.

The Company periodically sells investment securities at irregular intervals in the normal course of business to execute its current asset/liability management strategies. This will result in the realization of either a net gain or loss. Moreover, proceeds from sales may be reinvested in investment securities with lower yields, which could reduce future earnings from investment securities. The Company monitors its investment securities portfolio for deteriorating values and for other-than-temporary impairment. Uncertainty surrounding the credit risk associated with mortgage collateral or guarantors may cause material discrepancies in valuation estimates obtained from third parties. Volatile market conditions may reduce the valuations of investment securities due to the perception of heightened credit and liquidity risks in addition to interest rate risk. There can be no assurance that declines in market value associated with these disruptions will not result in material impairments of these assets, which could have an adverse effect on the Company’s results of operations and could lead to additional losses.

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

The Company may not realize the anticipated benefits of merging its subsidiary banks and data processing company into one bank.

On February 20, 2017, the Company merged its four subsidiary banks and data processing subsidiary into one bank. While the Company anticipates lower operating costs as a result of the merger, the actual savings may differ materially from expectations. The merger could result in, among other things, disruptions to the Company’s business, diversion of management’s time and attention, or loss of customers, any of which could have an adverse impact on its financial condition and offset any savings resulting from the merger.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The slow, uneven growth of the economy continues to present challenges and uncertainty for the national economy and the financial services sector in particular. The Company cannot accurately predict the timing, severity, or duration of an economic slowdown, which can adversely impact its performance and the markets it serves. Any deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations, and prospects and could also cause the market price of the Company’s stock to decline. While it is impossible to predict how long these conditions may exist, the economic uncertainty could continue to present risks for some time for our industry and the Company.

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

A decrease to the corporate federal income tax rate may impair the Company’s deferred tax assets (“DTAs”).

At December 31, 2016, the Company’s DTAs were approximately $15.2 million. While a decline in the corporate tax rate may lower the Company’s tax provision expense, it may also significantly reduce the value of the Company’s DTAs in the year the rate decrease is enacted. Such reduction could have a material adverse effect on the Company’s financial condition and results of operations.

Transactions between the Company and its captive insurance subsidiary (the “Captive”) may be subject to certain IRS responsibilities and penalties.

The Company’s Captive is a Kentucky-based, wholly-owned insurance subsidiary of the Company that provides property and casualty insurance coverage to its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Captive and the Company’s other subsidiaries may have the potential for tax avoidance or evasion and may be deemed by the IRS as an abusive tax structure subject to significant penalties, interest and possible criminal prosecution.

Any future losses may require the Company to raise additional capital; however, such capital may not be available to us on favorable terms or at all.

The Company is required by federal and state regulatory authorities to maintain certain levels of capital to support its operations. While the Company’s current capital levels materially exceed regulatory requirements, the Company’s ability to raise additional capital, if ever needed, will depend on conditions in the capital markets at that time and on the Company’s future financial condition and performance. Accordingly, the Company cannot make assurances with respect to its ability to raise additional capital on favorable terms, or at all. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired and its financial condition and liquidity could be materially and adversely affected. The Company is currently under no directive by its regulators to raise any additional capital.

The tightening of available liquidity could limit the Company’s ability to replace deposits and fund loan demand, which could adversely affect its earnings and capital levels.

Liquidity is crucial to the Company’s business. While the Company’s liquidity materially exceeds regulatory requirements, a tightening of the credit and liquidity markets and the Company’s inability to obtain adequate funding to replace deposits may negatively affect its earnings and capital levels. In addition to deposit growth, maturity of investment securities, and loan payments from borrowers, the Company relies from time to time on advances from the Federal Home Loan Bank and other wholesale funding sources to fund loans and replace deposits. In the event of a downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to the Company. The Company’s liquidity position could be significantly constrained if it were unable to access funds from the Federal Home Loan Bank or other wholesale funding sources.

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

The Company conducts most of its operations in Central and Northern Kentucky. The banking and financial services businesses in these areas are highly competitive and increased competition in its primary market areas may adversely impact the level of its loans and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. These competitors include national banks, regional banks, and other community banks. The Company also faces competition from other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. The Company’s competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers, and the range of products and services provided, including new technology-driven products and services. If the Company is unable to attract and retain banking customers, it may be unable to increase its loans and level of deposits.

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

The Company cannot predict how its common stock will trade in the future. The market value of its common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

●	general economic conditions and conditions in the financial markets;
●	changes in global financial markets, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, and other geopolitical events;
●	conditions in our local and national credit, mortgage, and housing markets;
●	developments with respect to financial institutions generally, including government regulation;
●	our dividend practice;
●	actual and anticipated quarterly fluctuations in our operating results and earnings;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reporting relating to trends, concerns and other issues in the financial services industry; and
●	perceptions in the marketplace regarding us and/or our competitors.

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

Holders of the Company’s common stock are entitled to receive dividends only when, as, and if its board of directors declares them and as permitted by its regulators. Although we have recently declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividends in the future. This could adversely affect the market price of our common stock. Also, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

The Company’s ability to pay dividends depends upon the results of operations of its subsidiary bank and certain regulatory considerations.

The Parent Company is a financial holding company that conducts substantially all of its operations through its subsidiary bank. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its bank subsidiary.

The trading volume in the Company’s common stock is less than that of many other similar companies.

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market. As of December 31, 2016, the 50-day average trading volume of the Company’s common stock on NASDAQ was 40,606 shares or .54% of the total common shares outstanding of 7,509,444. An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease. Moreover, due to its lower trading volume, it may take longer to liquidate your position in the Company’s common stock without detrimentally affecting the price.

The Company’s common stock constitutes equity and is subordinate to its existing and future indebtedness, and is effectively subordinated to all the indebtedness and other non-common equity claims against its subsidiaries.

Shares of the Company’s common stock represent equity interests in the Company and do not constitute indebtedness. Accordingly, the shares of the Company’s common stock rank junior to all of its indebtedness and to other non-equity claims on Farmers Capital Bank Corporation with respect to assets available to satisfy such claims.

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common stockholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary. As a result, holders of the Company’s common stock are effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of bank depositors.

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

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market area.

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

Consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default than real estate mortgage and commercial loans. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Inability to hire or retain certain key professionals, management, and staff could adversely affect the Company’s revenues and net income.

The Company relies on key personnel to manage and operate its business, including major revenue-generating functions such as its loan and deposit portfolios. The loss of key staff may adversely affect the Company’s ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

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

Operational risk is the risk of loss resulting from operations, including, but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.

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

In addition, the Company’s operations rely on the secure processing, storage and transmission of confidential and other information on its computer systems and networks. Although the Company takes protective measures to maintain the confidentiality, integrity, and availability of its and its customers’ information, and modifies these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, the Company’s computer systems, software and networks and those of its customers may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact and result in significant losses by the Company and its customers. Despite the defensive measures the Company takes to manage its internal technological and operational infrastructure, these threats may originate externally from third parties, such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or the threats may originate from within the Company. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and remedied.

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

The Company maintains an insurance policy which it believes provides sufficient coverage at a manageable expense for an institution of its size and scope with similar technological systems. However, the Company cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, or penalties, including lost revenues, should it experience any one or more of its or a third party’s systems failing or experiencing an attack.

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

From time to time the Company is subject to claims related to its operations. These claims and legal actions, including supervisory actions by regulators, could involve large monetary claims and significant costs to defend. To protect the Company from the cost of these claims, it maintains insurance coverage in amounts and with deductibles that are believed to be appropriate for its operations. However, the insurance coverage may not cover all claims against the Company or continue to be available at a reasonable cost. As a result, the Company may be exposed to substantial uninsured liabilities, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

Customers or others may make claims and take legal action against the Company related to fiduciary responsibilities. If claims and legal action against the Company are not resolved in a favorable manner to the Company, it could result in a material financial liability or damage to our reputation.

The Dodd-Frank Act has increased the Company’s costs of operations which could adversely impact the Company's results of operations, financial condition or liquidity

The goals of the Dodd-Frank Act include restoring public confidence in the financial system, preventing another financial crisis, and allowing regulators to identify failings in the system before another crisis can occur. As part of the reform, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which has broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading, hedge fund, and private equity activities of banks. It also impacts areas such as deposit insurance, mortgage lending, capital requirements, securitizations, and insurance.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry and requires the development and adoption of numerous implementing regulations, some of which have yet to be finalized. Consequently, the effects of the Dodd-Frank Act on the financial services industry and the Company will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken to implement the regulations. The Company continually assesses the impact of the Dodd-Frank Act on its business and operations and believes that compliance with these new laws and regulations has resulted in higher costs, but the probable impact cannot be measured with a high degree of certainty. Compliance with the new laws and regulations could adversely impact the Company’s results of operations, financial condition, or liquidity, any of which may impact the market price of the Company’s common stock.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2016.

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

Item 3. Legal Proceedings

As of December 31, 2016, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

During 2016, the Company issued a total of 3,065 shares of common stock to its non-employee directors under this plan as compensation for $92 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2016. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

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

The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 27 banking companies in the Southeastern United States. The Company is included among those in the peer group index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Farmers Capital Bank Corp, the NASDAQ Composite Index,
and Southeastern Banks Under $1 Billion Market-Capitalization

	2011	2012	2013	2014	2015	2016

Farmers Capital Bank Corporation	$100.00	$272.83	$484.41	$518.71	$603.79	$946.30
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Southeastern Banks Under $1 Billion Market-Capitalization	100.00	109.81	124.09	132.57	157.84	196.44

Corporate Address

The headquarters of Farmers Capital Bank Corporation is located at:

202 West Main Street

Frankfort, Kentucky 40601

Direct correspondence to:

Farmers Capital Bank Corporation

P.O. Box 309

Frankfort, Kentucky 40602-0309

Phone: (502) 227-1668

www.farmerscapital.com

Annual Meeting

The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 9, 2017 at 11:00 a.m. at the main office of United Bank & Capital Trust Company, 125 West Main Street, Frankfort, Kentucky.

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
(502) 420-7600

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC

Shareholder Relations

6201 15th Avenue

Brooklyn, NY 11219

Phone: (800) 937-5449

Fax: (718) 236-2641

Email: Info@amstock.com

Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 66 under Part II, Item 7 and Note 18 “Regulatory Matters” in the notes to the Company's 2016 audited consolidated financial statements on pages 110 to 112 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2016	2015	2014	2013	2012
Results of Operations
Interest income	$59,371	$61,236	$64,352	$66,733	$71,222
Interest expense	6,755	8,641	10,153	11,995	18,258
Net interest income	52,616	52,595	54,199	54,738	52,964
Provision for loan losses	(644)	(3,429)	(4,364)	(2,600)	2,772
Noninterest income	31,186	22,211	23,273	22,116	24,654
Noninterest expense	61,400	57,950	59,278	61,573	59,787
Income tax expense	6,441	5,293	6,099	4,435	2,910
Net income	16,605	14,992	16,459	13,446	12,149
Dividends and accretion on preferred shares	-	395	1,927	1,951	1,922
Net income available to common shareholders	16,605	14,597	14,532	11,495	10,227
Per Common Share Data
Basic and diluted net income	$2.21	$1.95	$1.94	$1.54	$1.37
Cash dividends declared	.31	-	-	-	-
Book value	24.51	23.43	21.75	18.73	18.54
Tangible book value[1]	24.51	23.43	21.69	18.61	18.35
Selected Ratios
Percentage of net income to:
Average shareholders’ equity (ROE)	8.94%	8.61%	9.30%	7.97%	7.38%
Average total assets (ROA)	.96	.84	.92	.74	.65
Percentage of common dividends declared to net income	14.01	-	-	-	-
Percentage of average shareholders’ equity to average total assets	10.68	9.77	9.84	9.34	8.85
Total shareholders’ equity	$184,066	$175,698	$172,929	$170,055	$168,021
Total assets	1,671,030	1,775,950	1,782,606	1,809,555	1,807,232
Long term borrowings	53,437	169,250	168,694	176,850	178,267
Senior perpetual preferred stock	-	-	10,000	29,988	29,537
Weighted average common shares outstanding - basic and diluted	7,504	7,494	7,483	7,474	7,457

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

Dividend payout ratio

Cash dividends declared on common shares, divided by net income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY; United Bank & Trust Company (“United Bank”) in Versailles, KY; First Citizens Bank (“First Citizens”) in Elizabethtown, KY; and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY. All significant intercompany transactions and balances are eliminated in consolidation. In February 2017, the Company merged United Bank, First Citizens, Citizens Northern, and FCB Services, Inc. (“FCB Services”) into Farmers Bank, the name of which was immediately changed under the merger to United Bank & Capital Trust Company.

At year-end 2016, Farmers Bank had two primary subsidiaries, which include EG Properties, Inc., and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of Farmers Bank. Farmers Insurance is an insurance agency in Frankfort, KY. Leasing One Corporation, a company formed to lease commercial property, was dissolved effective at year-end 2015. United Bank has one direct subsidiary, EGT Properties, Inc. EGT Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. First Citizens has one subsidiary, HBJ Properties, LLC. HBJ Properties, LLC is involved in real estate management and liquidation for certain repossessed properties of First Citizens. Citizens Northern has one direct subsidiary, ENKY Properties, Inc., which is involved in real estate management and liquidation for certain repossessed properties of Citizens Northern.

The Company had two active nonbank subsidiaries at year-end 2016, FCB Services, and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive insurance company that provides property and casualty coverage to its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. At year-end 2015, the Company had three subsidiaries organized as Delaware statutory trusts that were not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. In January 2016, the Company terminated one of the three trusts as a result of the early extinguishment of debt issued to the trust.

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in this report, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for, close, and realize the benefits of anticipated transactions; unexpected claims or litigation against the Company; expected insurance or other recoveries; technological or operational difficulties; technological changes; changes in the reliability of our vendors, internal control systems or information systems; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; political instability; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary banks’ ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2016 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 1 and 4 of the Company’s 2016 audited consolidated financial statements.

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

Additional information regarding fair value measurements can be found in Notes 1 and 19 of the Company’s 2016 audited consolidated financial statements. The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

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

At December 31, 2016, all of the Company’s available for sale investment securities and money market mutual funds were measured using observable market data.

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and initially carried at fair value less estimated costs to sell. Fair value is generally based on third party appraisals of the property that includes comparable sales data. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. OREO is subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. At December 31, 2016, OREO was $10.7 million compared to $21.8 million at year-end 2015.

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

Appraisals used in connection with valuing collateral-dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant. Impaired loans were $41.9 million and $37.2 million at year-end 2016 and 2015, respectively.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 34 banking locations in 21 communities throughout Central and Northern Kentucky. At year-end 2016, the Company had four separately chartered commercial banks operating under a community banking philosophy. This philosophy focuses primarily on understanding the banking needs of those in our local and surrounding communities and providing them with competitively priced products and a high level of personalized service. The most significant products and services the Company offers include consumer and business lending, checking, savings, and other deposit accounts, automated teller machines, electronic bill payments, and providing trust services and other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company. During the year, the Company took multiple initiatives to improve interest income and net interest income, including the early extinguishment of $15.5 million of debt at a gain of $4.1 million. The Company also completed a series of transactions to deleverage its balance sheet and reposition its investment securities portfolio which was the primary driver of the increase in net interest margin compared to the prior year.

Managing credit risk also has a significant influence on the operating results of the Company. The Company’s loan portfolio grew for the second year in a row. Although loan balances increased, the Company continues its commitment to strong credit underwriting standards which has resulted in steady improvement in the overall credit quality of the loan portfolio and a decrease to the allowance for loan losses. Nonperforming loans are at the lowest level since the first quarter of 2009 and are down $78.5 million or 72.8% since peaking at $108 million in the first quarter of 2010.

For 2017, the Company will continue to focus on increasing productivity and lowering operating costs to increase profitability and increase shareholder value. The Company completed the consolidation of its bank subsidiaries and data processing subsidiaries during the first quarter of 2017. While the Company incurred $1.1 million in expenses related to the consolidation during 2016, it expects the transaction to result in annualized pre-tax cost reductions in the range of $3.0 million to $3.5 million.

RESULTS OF OPERATIONS

The Company reported net income of $16.6 million for 2016, an increase of $1.6 million or 10.8% compared to $15.0 million for 2015. Net income available to common shareholders was $16.6 million or $2.21 per common share for 2016, up $2.0 million or 13.8% compared to $14.6 million or $1.95 per common share for 2015. The current year includes pre-tax expenses of $1.1 million ($697 thousand after tax) related to the Company’s progress towards consolidating its four bank subsidiaries and data processing subsidiary into one bank. Per common share net income was positively impacted by the Company’s redemption of its outstanding preferred shares in 2015, which decreased preferred dividends by $395 thousand in the comparison. Selected income statement amounts and related information is presented in the table below.

(In thousands, except per share data) Years Ended December 31,	2016	2015	Increase (Decrease)
Interest income	$59,371	$61,236	$(1,865)
Interest expense	6,755	8,641	(1,886)
Net interest income	52,616	52,595	21
Provision for loan losses	(644)	(3,429)	2,785
Net interest income after provision for loan losses	53,260	56,024	(2,764)
Noninterest income	31,186	22,211	8,975
Noninterest expenses	61,400	57,950	3,450
Income before income taxes	23,046	20,285	2,761
Income tax expense	6,441	5,293	1,148
Net income	$16,605	$14,992	$1,613
Less preferred stock dividends and discount accretion	-	395	(395)
Net income available to common shareholders	$16,605	$14,597	$2,008

Basic and diluted net income per common share	$2.21	$1.95	$.26
Cash dividends declared per common share	.31	-	.31

Weighted average common shares outstanding – basic and diluted	7,504	7,494	10
Return on average assets	.96%	.84%	12 bp
Return on average equity	8.94%	8.61%	33 bp

bp – basis points.

The more significant components related to the Company’s results of operations are included below.

Interest Income

Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2016 was $59.4 million, a decrease of $1.9 million or 3.0% compared to $61.2 million for 2015. The decrease in interest income was driven by lower interest from investment securities of $1.7 million or 13.1%, which was negatively impacted primarily by a decline in the average balance and, to a lesser extent, a lower average rate earned. Interest income on loans decreased $373 thousand or 0.8%, driven by a lower average rate earned of 17 basis points to 5.00%, partially offset by a higher loan balance outstanding.

The overall interest rate environment at year-end 2016, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends, but did have an overall increase in the year-over-year comparison. The most significant change was a 33 basis point increase in the yield on the three-month maturity period. The six-month and two-year maturities increased 13 and 14 basis points, respectively, while yields on the ten and thirty-year maturities increased 17 and 5 basis points, respectively. At year-end 2016, the short-term federal funds interest rate target range was between 0.50% and 0.75%, which increased during December 2016 from a target of 0.25% to 0.50%. Prior to December 2015, the short-term federal funds interest rate target had been zero to 0.25% since December 2008. The Federal Reserve Board (“Federal Reserve”) has indicated that it will continue to assess realized and expected economic conditions relative to its objective of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At December 31, 2016, the national and Kentucky unemployment rates were 4.7% and 4.8%, respectively. While the national inflation rate was 2.1% at year-end 2016, the average inflation rate for 2016 was 1.3% based on the Consumer Price Index published by the Bureau of Labor Statistics.

Interest Expense

Interest expense results from interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $6.8 million for 2016, a decrease of $1.9 million or 21.8% compared to $8.6 million for 2015. The decrease in interest expense is attributed primarily to lower interest on long-term borrowings of $1.3 million or 23.6%, primarily due to the early repayment of $100 million of high fixed-rate borrowings during the third quarter of 2016 and, to a lesser extent, the early extinguishment of $15.5 million of debt during the first quarter of 2016. Interest expense on deposits declined $606 thousand or 20.5%. Both rate declines and lower volume contributed to the decrease, with a significant amount of the decrease related to time deposits. The Company has continued to aggressively reprice higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal.

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

Tax equivalent net interest income was $54.1 million for 2016, a decrease of $127 thousand or 0.2% compared to $54.3 million for 2015. Net interest margin was 3.36% for 2016, an increase of seven basis points from 3.29% for the prior year. The increase in net interest margin was due to a seven basis point increase in net interest spread, which was 3.21% for 2016 compared to 3.14% for 2015.

As part of its strategy to improve net interest income and net interest margin, the Company completed a series of transactions during the last half of the year to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings due to mature in November 2017. The Company incurred a prepayment fee of $3.8 million, which was offset by a gain in the same amount on the sale of investment securities. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also took action to reposition its investment securities portfolio by replacing approximately $78 million of certain lower yielding short-term investments with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The lower yielding short-term investments were built up in anticipation of the debt repayment. The average yield on the investments identified for the repositioning strategy was 0.85% compared to a targeted reinvestment yield of 1.85%. As a result, the average life of the securities portfolio increased to 4.0 years from 3.5 years.

The Company actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Company’s market areas continues to be intense, and market interest rates remain very low by historical measures. The Federal Reserve increased the short-term federal funds target rate by a quarter percent in December 2016, the second change to this rate since December 2008, and has indicated that it continues to expect only gradual adjustments in its stance on monetary policy relative to longer term expectations.

Similar to the short-term federal funds target rate, the prime interest rate rose 25 basis points in December 2015 and an additional 25 basis points in December 2016. The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income from loans that reprice based on changes to this rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of a loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2016, the average yield earned on loans was 5.00%, which exceeded the prime interest rate of 3.75% at year-end. Predicting the direction and timing of future interest rates is uncertain.

For 2016, the average rate of the Company’s two most significant components of net interest income, loans and time deposits, both declined. The average rate earned on the Company’s loan portfolio for 2016 declined 17 basis points to 5.00% and the average rate paid on time deposits decreased 10 basis points to 0.54% compared to 2015. The Company expects its net interest margin to increase in 2017 as compared to 2016 as a result of the deleveraging and investment portfolio normalization strategies initiated during the third quarter of 2016 along with internal modeling using expectations about future market interest rates, loan volume, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results, however, could be significantly different than expectations.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2016			2015			2014
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities[1]
Taxable	$438,106	$8,969	2.05%	$493,594	$10,468	2.12%	$504,284	$11,737	2.33%
Nontaxable[2]	122,820	3,660	2.98	130,548	3,974	3.04	119,659	3,792	3.17
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	95,629	418	.44	90,135	192	.21	63,863	143	.22
Loans [2,3],4	956,463	47,831	5.00	933,260	48,257	5.17	968,489	50,318	5.20
Total earning assets	1,613,018	$60,878	3.77%	1,647,537	$62,891	3.82%	1,656,295	$65,990	3.98%
Allowance for loan losses	(9,593)			(12,255)			(17,547)
Total earning assets, net of allowance for loan losses	1,603,425			1,635,282			1,638,748
Nonearning Assets
Cash and due from banks	23,275			23,639			23,839
Premises and equipment, net	32,491			34,145			35,745
Other assets	78,616			89,854			99,993
Total assets	$1,737,807			$1,782,920			$1,798,325
Interest Bearing Liabilities
Deposits
Interest bearing demand	$334,818	$256	.08%	$334,281	$200	.06%	$320,947	$187	.06%
Savings	407,353	506	.12	385,932	496	.13	357,156	580	.16
Time	296,258	1,593	.54	356,419	2,265	.64	433,756	3,486	.80
Federal funds purchased and short-term securities sold under agreements to repurchase	36,919	99	.27	31,580	50	.16	30,428	54	.18
Securities sold under agreements to repurchase and other long-term borrowings	123,821	4,301	3.47	167,848	5,630	3.35	173,253	5,846	3.37
Total interest bearing liabilities	1,199,169	$6,755	.56%	1,276,060	$8,641	.68%	1,315,540	$10,153	.77%
Noninterest Bearing Liabilities
Demand deposits	324,596			304,516			281,025
Other liabilities	28,374			28,220			24,872
Total liabilities	1,552,139			1,608,796			1,621,437
Shareholders’ equity	185,668			174,124			176,888
Total liabilities and shareholders’ equity	$1,737,807			$1,782,920			$1,798,325
Net interest income		54,123			54,250			55,837
TE basis adjustment		(1,507)			(1,655)			(1,638)
Net interest income		$52,616			$52,595			$54,199
Net interest spread			3.21%			3.14%			3.21%
Impact of noninterest bearing sources of funds			.15			.15			.16
Net interest margin			3.36%			3.29%			3.37%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $1.4 million, $1.3 million, and $1.3 million for 2016, 2015, and 2014.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2016/2015[1]	Volume	Rate	2015/2014[1]	Volume	Rate
Interest Income
Taxable investment securities	$(1,499)	$(1,158)	$(341)	$(1,269)	$(242)	$(1,027)
Nontaxable investment securities[2]	(314)	(236)	(78)	182	340	(158)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	226	12	214	49	55	(6)
Loans[2]	(426)	1,183	(1,609)	(2,061)	(1,778)	(283)
Total interest income	(2,013)	(199)	(1,814)	(3,099)	(1,625)	(1,474)
Interest Expense
Interest bearing demand deposits	56	-	56	13	13	-
Savings deposits	10	37	(27)	(84)	39	(123)
Time deposits	(672)	(349)	(323)	(1,221)	(576)	(645)
Federal funds purchased and short-term securities sold under agreements to repurchase	49	10	39	(4)	2	(6)
Securities sold under agreements to repurchase and other long-term borrowings	(1,329)	(1,523)	194	(216)	(181)	(35)
Total interest expense	(1,886)	(1,825)	(61)	(1,512)	(703)	(809)
Net interest income	$(127)	$1,626	$(1,753)	$(1,587)	$(922)	$(665)
Percentage change	100.0%	(1,280.3)%	1,380.3%	100.0%	58.1%	41.9%

1The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $644 thousand and $3.4 million for 2016 and 2015, respectively. The credit to the provision for loan losses is attributed to continued improvement in the credit quality of the loan portfolio. The lower credit to the provision is mainly driven by a smaller rate of improvement in historical loss rates during 2016 compared to 2015. The allowance for loan losses as a percentage of outstanding loans was 0.96% at December 31, 2016 compared to 1.08% at year-end 2015. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Net loan charge-offs were $327 thousand and $224 thousand for 2016 and 2015, respectively, up $103 thousand in the comparison. Net charge-offs were 0.03% of average loans outstanding for 2016 compared to 0.02% for the prior year.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2016	2015	Increase (Decrease)%
Service charges and fees on deposits	$7,856	$7,590	$266	3.5%
Allotment processing fees	3,232	4,321	(1,089)	(25.2)
Other service charges, commissions, and fees	5,558	5,545	13	.2
Trust income	2,664	2,373	291	12.3
Investment securities gains, net	3,998	171	3,827	NM
Gain on sale of mortgage loans, net	942	824	118	14.3
Income from company-owned life insurance	1,016	937	79	8.4
Gain on debt extinguishment	4,050	-	4,050	NM
Legal settlement	1,450	-	1,450	NM
Other	420	450	(30)	(6.7)
Total noninterest income	$31,186	$22,211	$8,975	40.4%
NM – not meaningful.

The more significant items impacting noninterest income in the annual comparison are included below.

●

Service charges and fees on deposits increased primarily due to higher service charges of $329 thousand or 71.9% and higher dormant account fees of $226 thousand or 9.5%, partially offset by lower overdraft fees of $259 thousand or 6.1%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout each of its markets. This contributed to an overall increase in service charges during the year. The Company anticipates that service charges on deposits will increase incrementally in the short term; however, it cannot quantify with precision the long-term impact of this change on customer behavior and related deposit balances and fee income.

●

Allotment processing fees are down 25.2% in the comparison due to lower volume. The decrease in volume relates to the U.S. Department of Defense policy that became effective January 1, 2015, which restricts the types of purchases active service members are able to make using the military allotment system for payment.

●	The increase in trust fees was driven by certain changes in fee structure that went into place during the third quarter of 2015.
●

The net gain on investment securities relates primarily to the series of transactions during the last half of the current year to deleverage and reposition the balances sheet discussed earlier under the caption “Net Interest Income” above, which completely offset the related loss on the early repayment of long-term borrowings.

●

Net gains on the sale of mortgage loans were up despite lower sales volume of $3.0 million or 7.6%. The decline in sales volume is mainly due to two larger-balance commercial loans with an aggregate balance of $12.3 million sold during 2015 with a related gain of $131 thousand.

●	The increase in income from company-owned life insurance was driven by an $81 thousand tax-free death benefit that exceeded the cash surrender value during the current year.
●	The gain on debt extinguishment during the current year relates to the early extinguishment of $15.5 million of debt under favorable market conditions to the Company during the first quarter of 2016.
●	During 2016, the Company received $1.5 million related to a litigation settlement.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2016	2015	Increase (Decrease)%
Salaries and employee benefits	$32,296	$32,008	$288	.9%
Occupancy expenses, net	4,742	4,776	(34)	(.7)
Equipment expenses	2,785	2,602	183	7.0
Data processing and communication expenses	4,648	4,300	348	8.1
Bank franchise tax	2,421	2,426	(5)	(.2)
Amortization of intangibles	-	449	(449)	(100.0)
Deposit insurance expense	841	1,536	(695)	(45.2)
Other real estate expenses, net	2,189	1,708	481	28.2
Legal expenses	474	843	(369)	(43.8)
Loss on debt extinguishment	3,776	-	3,776	NM
Other	7,228	7,302	(74)	(1.0)
Total noninterest expense	$61,400	$57,950	$3,450	6.0%

NM – not meaningful.

The more significant items impacting noninterest expenses in the annual comparison are included below.

●

Salaries and employee benefits increased due to $601 thousand of severance pay accruals related to the consolidation of subsidiaries. Employee benefits decreased $499 thousand or 8.0%, driven mainly by lower claims activity related to the Company’s self-funded health insurance plan and lower actuary-determined postretirement benefit expense. Salaries and related payroll taxes were up $185 thousand or 0.7% primarily due to normal employee annual increases. The Company had 472 full time equivalent employees at year-end 2016, down from 501 a year earlier.

●	The increase in equipment expenses was driven by $123 thousand of integration related costs associated with the consolidation of subsidiaries.
●

Data processing and communication expense were up mainly due to expenses during the current year of $165 thousand related to the consolidation of subsidiaries and $137 thousand related to a change in card vendor.

●	Amortization of intangible assets declined as a result of being fully amortized at year-end 2015.
●

The decrease to deposit insurance expense for 2016 is the result of a combination of the further improved risk rating by the Federal Deposit Insurance Corporation (“FDIC”) at the Company’s bank subsidiaries and lower assessment rates. The improved ratings reduced the assessment rate used to determine the amount payable for deposit insurance.

●

Other real estate expenses increased as a result of higher impairment charges of $351 thousand or 31.9%, higher net loss on property sales of $285 thousand, partially offset by lower development, operating, and maintenance expenses of $155 thousand or 37.0%.

●	Legal expenses declined mainly due to fees related to a legal settlement during the first quarter of 2015.
●

The $3.8 million loss relates to the early extinguishment of $100 million of debt during the third quarter of 2016. The loss was completely offset by the net gain on the sale of investment securities discussed under the “Noninterest Income” caption above.

Income Taxes

Income tax expense was $6.4 million for 2016, an increase of $1.1 million or 21.7% compared to $5.3 million for 2015. The effective income tax rates were 27.9% and 26.1% for 2016 and 2015, respectively. The increase in income tax expense and the effective tax rate for 2016 is attributed primarily to higher pretax income, which was driven by a higher mix of taxable versus tax-exempt sources of revenue. The effective income tax rates are lower than the U.S. statutory federal rate of 35% primarily as a result of tax-exempt interest income from loans and investment securities, income from life insurance policies, and premium income associated with the Company’s captive insurance subsidiary.

FINANCIAL CONDITION

Total assets of the Company were $1.7 billion at year-end 2016, down $105 million or 5.9% compared with year-end 2015. The Company’s overall financial condition continued to improve in the current year. The decrease in the balance sheet was primarily the result of the Company’s strategy to improve net interest income and net interest margin by undergoing a series of transactions to deleverage its balance sheet and reposition its investment securities portfolio during the third and fourth quarter of 2016. The loan portfolio grew $11.7 million or 1.2% to $971 million during 2016. Total nonperforming assets were $40.0 million and $54.1 million at year-end 2016 and 2015, respectively. While still elevated, nonperforming assets have declined $94.6 million or 70.3% from their peak of $135 million in the first quarter of 2010. Loan quality metrics continued to improve throughout 2016, and regulatory capital levels remain significantly above the “well-capitalized” threshold.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At December 31, 2016, temporary investments were $87.9 million, a decrease of $4.2 million or 4.6% compared to $92.1 million at year-end 2015.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $484 million at year-end 2016, a decrease of $101 million or 17.3% compared to $586 million at year-end 2015. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position.

The decrease in investment securities was driven by net maturities, calls, and sales of $343 million in the aggregate, which outpaced purchases totaling $252 million. Proceeds from the sale of available-for-sale investment securities of $93.4 million, in addition to $10.4 million of cash deposits, were used to fund the debt prepayment in the third quarter as discussed in more detail under the “Net Interest Income” captions on page 42. The remainder of the decrease in investment securities was due to $4.1 million of net premium amortization and a $10.1 million decline in the market value adjustment related to securities classified as available for sale. The decrease in the market value adjustment of the available for sale securities portfolio is attributed to a $6.1 million decrease in the amount of the unrealized gain on available for sale investment securities combined with net realized gains of $4.0 million of recognized gains on sales. The decrease in the unrealized gain on available for sale investment securities is attributed to an increase in market interest rates during the fourth quarter of 2016. In general, as market interest rates increase, the value of fixed rate investments decrease.

At year-end 2016, investment securities included $5.9 million amortized cost amounts of single-issuer trust preferred capital securities of a U.S. based global financial services firm with an estimated fair value of $5.5 million, up from $5.1 million at year-end 2015. The investment continues to perform according to contractual terms and is rated as investment grade by major rating agencies. The Company does not intend to sell its investment in these securities, nor does the Company believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of the investment securities portfolio to changes in market interest rates and volatility, and thus identifies them as temporary. As discussed further above, market interest rates generally increased throughout 2016. Investment securities with an unrealized loss at December 31, 2016 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. All investment securities in the Company’s portfolio are currently performing.

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

The following table summarizes the carrying values of investment securities on December 31, 2016, 2015, and 2014. The investment securities are divided into available for sale and held to maturity securities. Available for sale securities are carried at estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2016		2015		2014
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$71,694	$-	$106,906	$-	$109,448	$-
Obligations of states and political subdivisions	132,292	3,488	150,266	3,611	135,766	3,728
Mortgage-backed securities – residential	224,307	-	297,861	-	370,489	-
Mortgage-backed securities – commercial	45,613	-	20,584	-	2,512	-
Corporate debt securities	6,125	-	5,840	-	6,307	-
Mutual funds and equity securities	833	-	745	-	1,866	-
Total	$480,864	$3,488	$582,202	$3,611	$626,388	$3,728

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2016. Available for sale securities are stated at estimated fair value and held to maturity securities are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities have no stated maturity date and are not included in the maturity schedule that follows.

Available for Sale

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$7,406	0.9%	$30,401	1.2%	$31,259	2.0%	$2,628	2.3%
Obligations of states and political subdivisions	12,255	2.2	56,708	2.9	51,905	2.7	11,424	3.7
Mortgage-backed securities – residential	-	-	-	-	42,492	1.6	181,815	2.1
Mortgage-backed securities – commercial	-	-	7,852	1.4	30,222	1.9	7,539	1.7
Corporate debt securities	101	2.5	395	1.9	153	2.9	5,476	2.6
Total	$19,762	1.7%	$95,356	2.2%	$156,031	2.1%	$208,882	2.2%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$-	-%	$-	-%	$570	4.5%	$2,918	3.7%

The calculation of the weighted average interest rates for each category is based on the weighted average amortized cost of the securities. The weighted average tax rates on exempt state and political subdivisions are computed based on the marginal corporate Federal tax rate of 35%.

Loans

Loans, net of unearned income, were $971 million at December 31, 2016, an increase of $11.7 million or 1.2% compared to year-end 2015. The Company continues a measured and cautious approach to loan originations while working to further reduce its level of nonperforming assets as economic growth remains slow and unsteady. Generating high quality loans continues to be a challenge, and the increase in outstanding loans occurred despite declines during the second and third quarters of 2016. Loan payments include $3.3 million related to nonaccrual loans and $892 thousand related to performing restructured loans.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $2.5 million and $8.6 million in the aggregate during 2016 and 2015, respectively. The average amount of the purchased loans was $120 thousand for 2016 and $99 thousand for 2015.

The composition of the loan portfolio is summarized in the table that follows. Based on economic forecasts and other available information, the Company expects continued gradual improvements to the local and regional economy during the coming year. An improving economy, particularly where the labor force participation rates increase, could lead to continued growth in the loan portfolio.

December 31, (In thousands)	2016	%	2015	%	2014	%	2013	%	2012	%
Real estate mortgage – construction and land development	$120,230	12.4%	$115,516	12.0%	$97,045	10.4%	$101,352	10.1%	$102,454	10.2%
Real estate mortgage – residential	350,295	36.1	355,134	37.0	361,022	38.7	371,582	37.2	368,762	36.7
Real estate mortgage – farmland and other commercial enterprises	400,367	41.2	386,386	40.3	375,277	40.3	418,147	41.8	425,477	42.3
Commercial, financial, and agricultural	90,848	9.4	89,820	9.4	85,028	9.1	92,827	9.3	87,440	8.7
Installment	9,235	.9	12,419	1.3	13,413	1.5	15,092	1.5	18,247	1.8
Lease financing	-	-	-	-	158	-	883	.1	2,615	.3
Total	$970,975	100.0%	$959,275	100.0%	$931,943	100.0%	$999,883	100.0%	$1,004,995	100.0%

On an average basis, loans represented 59.3% of earning assets for 2016, an increase of 265 basis points compared to 56.6% for 2015. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve a decrease in credit risk and result in lower yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate mortgage – construction and land development	$41,091	$40,068	$39,071	$120,230
Real estate mortgage – residential	17,793	77,210	255,292	350,295
Real estate mortgage – farmland and other commercial enterprises	36,723	169,864	193,780	400,367
Commercial, financial, and agricultural	18,866	37,949	34,033	90,848
Total	$114,473	$325,091	$522,176	$961,740

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2016 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$273,487	$51,604
Due after five years	156,173	366,003
Total	$429,660	$417,607

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current risk factors. The general portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective sixteen quarter rolling historical loss rates, adjusted for qualitative risk factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Actual loan losses could differ significantly from the amounts estimated by management.

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis performed at each subsidiary bank and is both measureable and supportable. Some factors include a minimum allocation in some instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

● Delinquency trends	● Management experience risk
● Trends in net charge-offs	● Concentration of credit risk
● Trends in loan volume	● Economic conditions risk
● Lending philosophy risk

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

While the overall economy experienced further improvement in 2016, the Company continued its steady progress in reducing its level of nonperforming assets. The recessionary period between 2007 and 2009 (the “Recession”) resulted in an accumulation of nonperforming assets, and significant deterioration in the Company’s credit quality and collateral values, primarily in residential real estate lending. Credit quality has improved significantly over the last few years, as loan underwriting standards have been strengthened and nonperforming asset levels have declined 70% from the peak that occurred in 2010. Although overall economic growth remains slow and uneven, the key economic measures have largely recovered from the Recession. In Kentucky, housing starts continue to gradually increase and foreclosure rates are at the lowest rate since 2007. At year-end 2016, the national and Kentucky unemployment rate was 4.7% and 4.8%, respectively.

With the continued improvement in the credit quality of the loan portfolio, the level of nonperforming assets are at the lowest level since the fourth quarter of 2008. Nonperforming loans were $29.4 million at year-end, a decrease of $2.8 million for the year and $78.5 million or 72.8% since peaking at $108 million in the first quarter of 2010. The Company includes accruing restructured loans as a component of its nonperforming loans. Such loans were $22.9 million at year-end 2016 and account for 78.1% of nonperforming loans. Of the $22.9 million in accruing restructured loans, $21.7 million consist of three larger-balance credit relationships secured by various types of real estate collateral. Nonaccrual loans were $6.4 million at year-end 2016, down $2.0 million or 23.4% for the year. Nonperforming assets as a percent of total assets fell six basis points to 2.4%. High levels of nonperforming assets generally result in loan charge-offs, provisions for loan losses, and impairment charges on repossessed real estate. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments on its challenged credits and typically does not restructure those that are past due.

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

At year-end 2016, the Company had $2.9 million in specific reserves allocated to impaired loans. Of this total, $1.4 million or 48.6% is attributed to a group of loans to a single creditor totaling $7.2 million secured by a combination of a real estate development and residential real estate properties. This group of collateral dependent loans is classified as performing restructured loans at year-end 2016.

The Company recorded a credit to the provision for loan losses of $644 thousand in 2016, or $2.8 million lower than the $3.4 million recorded in 2015. The decreased credit is due to greater improvement in historical loss rates in the prior year compared to the current year. Historical loss rates, adjusted for current risk factors, have improved due to lower recent charge-off activity that has replaced higher levels that had been included in the early part of the Company’s look-back period used in its allowance for loan losses methodology. The decrease in historical loss rates and charge-off activity is due primarily to stabilizing real estate values, which serves as collateral for 90% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off significantly, and the allowance for loan losses reflects this improvement. The Company has also implemented stronger credit underwriting standards in recent years, which has improved overall credit quality measures.

While historical loss rates may continue improving in the near term due to elevated charge-offs falling out of the look-back period, this improvement may not necessarily correlate to a lower provision for loan losses. Other qualitative factors, such as changes in loan volume, the overall makeup of the portfolio, economic conditions, and other risk factors applied to historical loss rates may offset to some degree the impact of decreases to the historical loss rates. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best level in the last three years.

(In thousands) December 31,	2016	2015	2014	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$29,365	$32,211	$35,937	$51,098	$29,365
Nonaccrual loans	6,423	8,380	11,508	24,720	6,397
Loans past due 30-89 days and still accruing	2,259	588	1,352	3,651	588
Loans graded substandard or below	37,650	44,220	52,313	76,852	37,650
Impaired loans	41,895	37,182	43,955	58,460	37,182
Loans, net of unearned income	970,975	959,275	931,943	983,919	927,389

1Based on quarter-end balances over the previous three years.

Net charge-offs were $327 thousand for 2016, an increase of $103 thousand or 46.0% compared to 2015. Net charge-offs were 0.03% of average loans outstanding for 2016 compared to 0.02% for the prior year. Net charge-offs for the current and prior year are each well below the $14.2 million peak which occurred in the early part of the post-recession period of 2009. The allowance for loan losses as a percentage of outstanding loans was 0.96% and 1.08% at year-end 2016 and 2015, respectively. As a percentage of nonperforming loans, the allowance for loan losses was 31.8% and 32.0% at year-end 2016 and 2015, respectively. The allowance for loan losses as a percentage of nonaccrual loans was 145% and 123% at year-end 2016 and 2015, respectively.

The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans, where performing restructured loans represent 78.1% of total nonperforming loans outstanding at year-end 2016. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans was $2.9 million or 7.0% of such loans at year-end 2016 compared with $2.9 million or 7.8% a year earlier.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2016	2015	2014	2013	2012
Balance of allowance for loan losses at beginning of year	$10,315	$13,968	$20,577	$24,445	$28,264
Loans charged off:
Real estate mortgage – construction and land development	-	37	50	251	2,549
Real estate mortgage – residential	276	696	956	908	2,508
Real estate mortgage – farmland and other commercial enterprises	131	-	870	274	1,823
Commercial, financial, and agricultural	219	91	1,630	257	216
Installment	114	182	214	281	441
Lease financing	-	3	32	-	99
Total loans charged off	740	1,009	3,752	1,971	7,636
Recoveries of loans previously charged off:
Real estate mortgage – construction and land development	51	261	292	70	102
Real estate mortgage – residential	63	155	185	200	246
Real estate mortgage – farmland and other commercial enterprises	27	47	147	57	318
Commercial, financial, and agricultural	180	78	782	143	105
Installment	69	112	97	221	234
Lease financing	23	132	4	12	40
Total recoveries	413	785	1,507	703	1,045
Net loans charged off	327	224	2,245	1,268	6,591
Amount (credited) charged to provision for loan losses	(644)	(3,429)	(4,364)	(2,600)	2,772
Balance at end of year	$9,344	$10,315	$13,968	$20,577	$24,445
Average loans net of unearned income	$956,463	$933,260	$968,489	$1,006,662	$1,035,959
Ratio of net charge-offs during year to average loans, net of unearned income	.03%	.02%	0.23%	0.13%	0.64%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the dates indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

December 31, (In thousands)	2016		2015		2014		2013		2012
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Real estate mortgage – construction and land development	$1,605	1.33%	$1,554	1.35%	$1,809	1.86%	$2,567	2.53%	$3,498	3.41%
Real estate mortgage – residential	3,487	1.00	3,723	1.05	4,778	1.32	6,200	1.67	6,184	1.68
Real estate mortgage – farmland and other commercial enterprises	3,248	.81	3,896	1.01	5,955	1.59	9,949	2.38	12,572	2.95
Commercial, financial, and agricultural	747	.82	820	.91	1,146	1.35	1,389	1.50	1,475	1.69
Installment	257	2.78	322	2.59	273	2.04	452	2.99	678	3.72
Lease financing	-	-	-	-	7	4.43	20	2.27	38	1.45
Total	$9,344	.96%	$10,315	1.08%	$13,968	1.50%	$20,577	2.06%	$24,445	2.43%

Additional information concerning the Company’s asset quality is presented under the caption “Nonperforming Assets” which follows and “Investment Securities” beginning on page 48.

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

Nonperforming assets were $40.0 million at year-end 2016, a decrease of $14.0 million or 25.9% compared to $54.1 million at year-end 2015. Such assets have been reduced to the lowest level since peaking at $135 million in the first quarter of 2010. Nonperforming assets increased sharply during 2009 mainly as a result of prolonged weaknesses in the overall economy.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2016	2015	2014	2013	2012
Loans accounted for on nonaccrual basis	$6,423	$8,380	$11,508	$23,838	$27,408
Loans past due 90 days or more and still accruing	-	-	-	444	103
Restructured loans	22,942	23,831	24,429	26,255	26,349
Total nonperforming loans	29,365	32,211	35,937	50,537	53,860

Other real estate owned	10,673	21,843	31,960	37,826	52,562
Other foreclosed assets	-	-	52	-	-
Total nonperforming assets	$40,038	$54,054	$67,949	$88,363	$106,422

Ratio of total nonperforming loans to total loans (net of unearned income)	3.0%	3.4%	3.9%	5.1%	5.4%
Ratio of total nonperforming assets to total assets	2.4	3.0	3.8	4.9	5.9

Additional details related to nonperforming loans were as follows at year-end 2016 and 2015:

Nonperforming Loans

December 31, (In thousands)	2016	2015
Nonaccrual Loans
Real estate mortgage – construction and land development	$712	$1,567
Real estate mortgage – residential	2,316	2,485
Real estate mortgage – farmland and other commercial enterprises	3,383	4,266
Commercial, financial, and agriculture	-	52
Installment	12	10
Total nonaccrual loans	$6,423	$8,380

Restructured Loans
Real estate mortgage – construction and land development	$3,637	$3,674
Real estate mortgage – residential	4,006	4,127
Real estate mortgage – farmland and other commercial enterprises	14,787	15,503
Commercial, financial, and agriculture	377	384
Installment	135	143
Total restructured loans	$22,942	$23,831

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$29,365	$32,211

Nonperforming loan activity during 2016 was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2015	$8,380	$23,831
Additions	3,199	3
Principal paydowns	(3,276)	(892)
Transfers to other real estate owned and other changes, net	(1,504)	-
Charge-offs	(376)	-
Balance at December 31, 2016	$6,423	$22,942

The additions of $3 thousand to restructured loans during the year relate to capitalized property taxes the Company paid on behalf of the borrower.

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

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $44.0 million and $54.2 million at year-end 2016 and year-end 2015, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly a result of lingering weaknesses in the overall economy that continue to strain some of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The $10.2 million or 18.9% decrease during the year in the level of potential problem loans is attributed primarily to an overall improvement in credit quality similar to that of the overall portfolio. At December 31, 2016, the five largest potential problem credits were $11.5 million in the aggregate compared to $12.3 million at year-end 2015.

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

Other real estate owned includes real estate properties acquired by the Company through, or in lieu of, actual loan foreclosures. At year-end 2016, OREO was $10.7 million, a decrease of $11.2 million or 51.1% compared to $21.8 million at year-end 2015. OREO has declined $41.9 million or 79.7% from its peak of $52.6 million, which occurred at year-end 2012.

OREO activity for 2016 was as follows:

(In thousands)	Amount
Balance at December 31, 2015	$21,843
Transfers from loans and other increases	2,044
Proceeds from sales	(11,289)
Loss on sales, net	(473)
Write downs and other decreases, net	(1,452)
Balance at December 31, 2016	$10,673

The reduction in OREO was driven by property sales and impairment charges of $11.8 million and $1.5 million, respectively, which more than offset new acquisitions. Seven larger-balance properties with a carrying value of $9.0 million in the aggregate were sold during 2016. This includes three larger-balance real estate development properties that sold for $4.1 million in total with a net loss of $48 thousand, and four larger-balance commercial real estate properties sold for $4.9 million in total with a net loss of $261 thousand. Sales of OREO during 2016 include $6.9 million financed by the Company.

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

A summary of the Company’s deposits is as follows for the dates indicated:

December 31, (In thousands)	2016	2015	Increase (Decrease)
Noninterest Bearing	$334,676	$313,969	$20,707

Interest Bearing
Demand	348,197	328,803	19,394
Savings	416,611	400,844	15,767
Time	270,423	325,378	(54,955)
Total interest bearing	1,035,231	1,055,025	(19,794)

Total deposits	$1,369,907	$1,368,994	$913

A summary of average balances for deposits by type and the related weighted average rates paid is as follows for the periods presented:

Years Ended December 31,	2016		2015		2014
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$324,596	-%	$304,516	-%	$281,025	-%

Interest bearing demand	334,818	.08	334,281	.06	320,947	.06
Savings	407,353	.12	385,932	.13	357,156	.16
Time	296,258	.54	356,419	.64	433,756	.80
Total interest bearing	1,038,429	.23	1,076,632	.28	1,111,859	.38

Total	$1,363,025	.17%	$1,381,148	.21%	$1,392,884	.31%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2016 are summarized as follows:

(In thousands)	Amount
3 months or less	$15,096
Over 3 through 6 months	18,584
Over 6 through 12 months	22,423
Over 12 months	28,614
Total	$84,717

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

(In thousands)	2016	2015	2014
Amount outstanding at year-end	$35,085	$34,353	$28,590
Maximum month-end balance during the year	41,397	39,474	33,568
Average outstanding	36,919	31,580	30,428
Weighted average rate during the year	.27%	.16%	.18%
Weighted average rate at year-end	.35	.24	.16

Long-term Borrowings

Long-term borrowings include funding sources with an original maturity greater than one year. The Company’s long-term borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes payable to unconsolidated trusts.

The Company has $1.3 million of long-term repurchase agreements outstanding at year-end 2016 made in the ordinary course of business with commercial customers. These borrowings have a weighted average fixed rate of 0.75% with portions maturing in each subsequent year through 2019.

The Company entered into a balance sheet leverage transaction in 2007 whereby it borrowed $200 million through multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95% and used the proceeds to purchase fixed rate Government National Mortgage Association (“GNMA”) bonds that are pledged as collateral. During September 2016, the Company prepaid the remaining balance of $100 million on the repurchase agreements, which were due to mature in November 2017.

FHLB advances to the Company’s subsidiary banks are secured by restricted holdings of FHLB stock which participating banks are required to own as well as certain qualifying mortgage loans as required by the FHLB, which primarily consists of 1-4 family first mortgage loans. FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 2.99% and 5.81%, with a weighted average rate of 3.97%. Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 0.8 years. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $18.6 million and $18.8 million at December 31, 2016 and 2015, respectively. This represents a decrease of $160 thousand or 0.9% and is attributed to scheduled repayment activity. The Company has not initiated any long-term FHLB borrowings since 2008.

In 2005 and 2007, the Company completed a total of three private offerings of trust preferred securities through separate Delaware statutory trusts (the “Trusts”) sponsored by the Company in the aggregate amount of $47.5 million. The combined $25.0 million proceeds from the first two trusts (“Trusts I and II”) established in 2005 were used to fund the acquisition of Citizens Bancorp. Proceeds from the third trust (“Trust III”) were used primarily to acquire Company shares through a tender offer during 2007. The Company owns all of the common securities of each of Trusts I and Trust III. During 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued to the trust.

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. Amounts and general terms related to the Trusts at year-end 2016 are summarized in the table below.

(Dollars in thousands)	Trust I	Trust III
Subordinated notes payable	$10,310	$23,196
Interest rate terms	3-month LIBOR +150 BP	3-month LIBOR +132 BP
Interest rate in effect at year-end	2.50%	2.21%
Stated maturity date	September 30, 2035	November 1, 2037

The subordinated notes of the Trusts are redeemable in whole or in part, without penalty, at the Company’s option and are junior in right of payment of all present and future senior indebtedness of the Company. The weighted average interest rate in effect as of the last determination date in 2016 and 2015 was 2.30% and 1.94%, respectively.

Contractual Obligations

The Company’s contractual obligations to make future payments as of December 31, 2016 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	More Than Five Years
Time deposits	$270,423	$168,407	$78,898	$19,151	$3,967
Long-term FHLB debt	18,646	15,000	3,010	636	-
Subordinated notes payable	33,506	-	-	-	33,506
Long-term securities sold under agreements to repurchase	1,285	258	1,027	-	-
Unfunded postretirement benefit obligations	6,562	452	1,004	1,243	3,863
Operating leases	2,550	397	717	547	889
Employment agreements	3,138	1,262	1,491	385	-
Total	$336,110	$185,776	$86,147	$21,962	$42,225

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the caption “Long-term Borrowings” above and in Note 9 of the Company’s 2016 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Refer to the captions “Short-term Borrowings” and “Long-term Borrowings” immediately above for a summary of the terms related to borrowed funds. Postretirement benefit obligations are determined by actuaries and estimated based on various assumptions with payouts projected over the next ten years. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the contracts. Employment agreements represent annual minimum base salary amounts payable by the Company to six employees. The Company has employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and three key officers of its subsidiaries.

Guarantees

During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of three of its subsidiary banks in connection with the $200 million balance sheet leverage transaction. The borrowings were required to be secured by GNMA bonds valued at 106% of the amount outstanding, although the banks typically maintained an amount in excess of the required minimum. During September 2016, the Company prepaid the remaining balance of $100 million of the obligation which was due to mature in 2017. Since the debt has been repaid, the Parent Company is no longer obligated as guarantor.

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

At December 31, 2016, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 1.12% and 3.22%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 2.71% and 7.04%, respectively, compared to forecasted results.

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

The Company uses a liquidity ratio metric to help measure its ability to meet its cash flow needs. This ratio is monitored by ALCO at both the bank and consolidated level. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, increased at year-end 2016 when compared to year-end 2015, but is within its ALCO guidelines. The Company’s liquidity ratio remains elevated mainly as a result of its overall net funding position and slow, quality loan demand. The Company continues a cautious lending strategy while continuing efforts to reduce its level of nonperforming assets in an unsteadily growing economic environment.

As of December 31, 2016, the Company had $275 million of additional borrowing capacity under various FHLB, federal funds, and other agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from its subsidiary banks, cash balances maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary banks is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Capital ratios at all four of the Company’s subsidiary banks exceed regulatory established “well-capitalized” status at December 31, 2016 under the prompt corrective action regulatory framework.

The Parent Company’s primary uses of cash include the payment of dividends to its common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and payments for general operating expenses. The Company redeemed the remaining 10,000 shares of its preferred stock during the second quarter of 2015.

The Parent Company had cash balances of $44.3 million at year-end 2016, an increase of $8.3 million or 23.1% compared to $36.0 million at year-end 2015. Significant cash receipts of the Parent Company for 2016 include dividend payments from its bank and nonbank subsidiaries of $23.8 million and $1.0 million, respectively, management fees from subsidiaries of $2.5 million, and a return of capital from a nonbank subsidiary of $500 thousand. Significant cash payments by the Parent Company in 2016 include $11.0 million to purchase the trust preferred securities issued by Trust II and extinguish the subordinated debt issued to the trust, $3.3 million for salaries, payroll taxes, and employee benefits, $1.6 million for the payment of dividends on common stock and $700 thousand for interest on trust preferred borrowings.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At December 31, 2016, consolidated liquid assets were $594 million, a decrease of $108 million or 15.4% from year-end 2015. The decrease in liquid assets was driven by lower available for sale investment securities of $101 million or 17.4% and lower interest bearing deposits with other banks in the amount of $12.1 million or 16.1%, offset by higher money market mutual funds of $7.6 million or 68.6%. Although liquid assets decreased in the comparison, liquid assets remain elevated mainly as a result of the Company’s overall net funding position and unsteady, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $20.7 million and $25.9 million for 2016 and 2015, respectively. This represents a decrease of $5.2 million or 20.0%. Net cash flow provided by investing activities was $87.2 million for 2016 and $15.9 million for 2015. This represents an increase of $71.3 million, driven by net investment securities and loan activity, partially offset by lower proceeds from the sale of OREO. Net cash inflows related to investment securities were $91.1 million for 2016, up $55.3 million compared to a year earlier. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. The increase in net cash inflows related to investment securities was driven by the series of transactions to deleverage the balance sheet and reposition the investment securities portfolio, as discussed in further detail under the “Net Interest Income” captions on page 42. Of the total proceeds from the sale of investment securities, $93.4 million were used in funding the early debt repayment of $100 million in the third quarter. The Company had net cash outflow related to loans representing overall net principal advances in the current period of $6.0 million compared $28.2 million for 2015. Proceeds from the sale of OREO decreased $5.6 million in the comparison. For 2016, cash inflows were used primarily to extinguish long-term debt and fund new loans. In 2015, excess cash flows from investment activity were used more to fund new loans, deposit runoff, and the redemption of the final portion of the Company’s preferred stock.

Net cash used in financing activities was $115 million for 2016, an increase of $92.6 million from $22.2 million for 2015. The increase was driven primarily by payments to extinguish long-term debt of $11.0 million and $104 million during the first and third quarters of the current year, respectively, partially offset by deposit activity and cash paid in the prior year to redeem the final portion of the Company’s outstanding preferred stock. Deposits increased $913 thousand during 2016, compared to a decline of $18.2 million in the prior year. The Company redeemed $10.0 million of its preferred stock outstanding in 2015.

Information relating to commitments to extend credit is disclosed in Note 15 of the Company’s 2016 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $184 million at year-end 2016, an increase of $8.4 million or 4.8% compared to $176 million at year-end 2015. Net income for the period increased shareholders’ equity by $16.6 million, partially offset by $6.2 million of other comprehensive loss and dividends declared on common stock of $2.3 million. The other comprehensive loss was made up of a $4.0 million decrease in the after-tax amount of the unrealized gain on available for sale investment securities combined with after-tax net realized gains of $2.6 million. The decrease in the unrealized gain on available for sale investment securities is attributed to an increase in market interest rates during the fourth quarter of 2016. Generally, as market interest rates rise, the value of fixed rate investments such as those held by the Company, decreases.

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

At December 31, 2016 and 2015, the Company’s tangible common equity ratio was 11.02% and 9.89%, respectively. The tangible common equity ratio is defined as tangible common equity as a percentage of tangible assets. The 113 basis point increase in the tangible common equity ratio is the result of a combination of both an increase in tangible common equity and a reduction in tangible assets in the comparison.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2016 and the regulatory minimums were as follows:

	Farmers Capital Bank Corporation	Regulatory Minimum
Common Equity Tier 1 Risk-based Capital[1]	16.43%	4.50%
Tier 1 Risk-based Capital[1]	19.28	6.00
Total Risk-based Capital[1]	20.10	8.00
Tier 1 Leverage Capital[2]	13.20	4.00

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

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2016	2015	2014	2013	2012
Percentage of common dividends declared to net income	14.01%	-%	-%	-%	-%
Percentage of average shareholders’ equity to average total assets	10.68	9.77	9.84	9.34	8.85

Subsidiary Banks

The Company’s subsidiary banks are subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria. These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. To be well-capitalized, a bank must have a CET1 Risk-based Capital ratio of at least 6.5%, a Tier 1 Risk-based Capital ratio of 8%, a Total Risk-based Capital ratio of at least 10%, and a Tier 1 Leverage ratio of at least 5%. As of December 31, 2016, each of the Company’s four subsidiary banks had the following capital ratios for regulatory purposes:

	Common Equity Tier 1 Risk-based Capital Ratio	Tier 1 Risk- based Capital Ratio	Total Risk- based Capital Ratio	Tier 1 Leverage Capital Ratio

Farmers Bank	16.53%	16.53%	17.23%	9.80%
United Bank	15.54	15.54	16.47	12.38
First Citizens	13.56	13.56	14.16	9.76
Citizens Northern	15.24	15.24	16.40	10.68

Share Buy Back Program

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

Shareholder Information

As of February 20, 2017, the Company had 3,159 shareholders of record, which includes individual participants in securities positions listings.

Common Stock Price

The Company’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2016 and 2015, along with dividends declared in each of those periods.

	High	Low	Dividends Declared
2016
Fourth Quarter	$44.65	$29.24	$.10
Third Quarter	30.98	26.63	.07
Second Quarter	29.00	24.71	.07
First Quarter	27.31	24.65	.07

2015
Fourth Quarter	$28.38	$24.55	$-
Third Quarter	29.07	23.99	-
Second Quarter	31.98	23.18	-
First Quarter	23.75	22.06	-

The closing price per share of the Company’s common stock on December 30, 2016, the last trading day of the Company’s fiscal year, was $42.05.

Recently Issued Accounting Standards

See Note 1 – “Summary of Significant Accounting Policies,” under the caption “Recently Issued But Not Yet Effective Accounting Standards,” in the Company’s 2016 audited consolidated financial statements for further information about recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

2015 Compared to 2014

The Company reported net income of $15.0 million or $1.95 per common share in 2015 compared to $16.5 million or $1.94 per common share for 2014. This represents a decrease in net income of $1.5 million or 8.9%. On a per common share basis, net income was up $.01 or 0.5%. The decline in net income is primarily attributed to lower net interest income of $1.6 million or 3.0%, lower noninterest income of $1.1 million or 4.6%, and a decrease in the credit to the provision for loan losses of $935 thousand or 21.4%. These amounts were partially offset by a decline in noninterest expenses of $1.3 million or 2.2%. Per common share net income was positively impacted by the Company’s redemption of its outstanding preferred shares, which decreased preferred dividends by $1.5 million.

For 2015, the decrease in net interest income from 2014 was driven by lower interest income of $3.1 million or 4.8%, which more than offset a reduction in interest expense of $1.5 million or 14.9%. Interest income on loans and investment securities decreased $2.0 million or 4.0% and $1.2 million or 8.1%, respectively. Interest on loans was negatively impacted by a decline in the average balance and, to a lesser degree, a lower average rate earned. The decline in interest income on investment securities was driven by a lower average rate earned.

Total interest expense was down $1.5 million or 14.9% from 2014. The decrease in interest expense is primarily attributed to a decrease in interest on deposits of $1.3 million or 30.4%. Interest on deposits decreased due to both rate declines and lower volume, with a significant amount of the decrease related to time deposits. The Company continued to reprice its higher-rate maturing time deposits downward to lower market interest rates or allowing them to mature without renewing, as liquidity has been adequate. Net interest margin was 3.29% for 2015, down eight basis points from 3.37% a year earlier. Net interest spread was 3.14%, down seven basis points compared to 3.21%.

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

Nonperforming loans decreased $3.7 million or 10.4% in 2015, primarily as a result of lower nonaccrual loans of $3.1 million or 27.2%. Early stage delinquencies, nonperforming loans, and watch list loans each declined in the yearly comparison. The ratio of nonperforming loans to total loans at year-end 2015 had reached its lowest level since the first quarter of 2009. The allowance for loan losses was $10.3 million at year-end 2015 and $14.0 million at year-end 2014. As a percentage of loans, the allowance for loan losses decreased 42 basis points to 1.08% at year-end 2015 compared to 1.50% a year earlier.

Noninterest income for 2015 was $22.2 million, a decrease of $1.1 million or 4.6%. The decrease was driven mainly by lower allotment processing fees of $693 thousand or 13.8% due to lower volume. The Company recorded income of $358 thousand related to its tax credit partnerships in 2014 and no income related to the partnerships in 2015. Income from company-owned life insurance decreased $294 thousand or 23.9% primarily due to a tax-free death benefit received during the prior year that exceeded the cash surrender value by $276 thousand. Service charges and fees on deposits decreased $211 thousand or 2.7% primarily due to lower overdraft fees of $351 thousand or 7.7%, reflecting a decrease in volume attributed in part to overall trends in consumer behavior. All other service charges and fees on deposits increased $140 thousand or 4.3% net. Trust fees were down $195 thousand or 7.6%, driven by unusually large nonrecurring estate fees of $412 thousand during 2014, offset by nonrecurring fees of $131 thousand in 2015.

The most significant components of noninterest income to increase include net gains on the sale of mortgage loans of $334 thousand or 68.2% driven primarily by a $131 thousand gain on two larger-balance commercial mortgage loans during 2015, while the prior year includes a loss of $92 thousand, made up of a $46 thousand loss related to a group of loans reclassified from held for sale to held for investment and a group of loans sold for a loss of $46 thousand. Nondeposit service charges, commissions, and fees increased $297 thousand or 5.7%, driven by higher interchange fees of $169 thousand or 5.7% due to higher transaction volume. The Company recorded a net gain on the sale of investment securities of $171 thousand in 2015 compared to a net loss of $63 thousand for the prior year.

Total noninterest expenses were $58.0 million for 2015, a decrease of $1.3 million or 2.2% compared to $59.3 million for 2014. Expenses related to repossessed real estate declined $3.6 million or 67.9%, driven by lower impairment charges of $1.5 million or 58.1%, lower development, operating, and maintenance expenses of $1.5 million or 78.1% and lower net loss on property sales of $588 thousand or 75.8%. Deposit insurance expense was down $210 thousand or 12.0% mainly due to lower risk ratings resulting from improved financial condition at the Company’s subsidiary banks. Salaries and employee benefits were up $2.2 million or 7.5% due to higher salaries and related payroll taxes of $1.3 million or 5.5% and an increase in employee benefits of $911 thousand or 17.1%. Data processing and communication expense increased $269 thousand or 6.7% mainly due to higher costs related to technology updates in the normal course of business.

Income tax expense was $5.3 million for 2015, a decrease of $806 thousand or 13.2% compared to $6.1 million for 2014. The effective income tax rates were 26.1% and 27.0% for 2015 and 2014, respectively. The decrease in income tax expense and the effective tax rate for 2015 is attributed to lower pretax income, which was driven by a higher mix of tax-exempt versus taxable sources of revenue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” beginning on page 62 of this Form 10-K.

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

The Company’s 2016 consolidated financial statements have been audited by BKD, LLP (“BKD”) independent accountants. Management has made available to BKD all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to BKD during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	Mark A. Hampton
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer, and Secretary

March 10, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited Farmers Capital Bank Corporation’s (Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 10, 2017, expressed an unqualified opinion thereon.

Louisville, Kentucky

March 10, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors

   and Stockholders

Farmers Capital Bank Corporation

Frankfort, Kentucky

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Louisville, Kentucky

March 10, 2017

Consolidated Balance Sheets

December 31, (In thousands, except share data)	2016	2015
Assets
Cash and cash equivalents:
Cash and due from banks	$25,666	$28,392
Interest bearing deposits in other banks	62,696	74,758
Federal funds sold and securities purchased under agreements to resell	6,622	6,343
Money market mutual funds	18,550	11,000
Total cash and cash equivalents	113,534	120,493
Investment securities:
Available for sale, amortized cost of $486,038 (2016) and $577,248 (2015)	480,864	582,202
Held to maturity, fair value of $3,597 (2016) and $3,809 (2015)	3,488	3,611
Total investment securities	484,352	585,813
Loans, net of unearned income	970,975	959,275
Allowance for loan losses	(9,344)	(10,315)
Loans, net	961,631	948,960
Premises and equipment, net	31,900	33,112
Company-owned life insurance	30,914	30,269
Other real estate owned	10,673	21,843
Other assets	38,026	35,460
Total assets	$1,671,030	$1,775,950
Liabilities
Deposits:
Noninterest bearing	$334,676	$313,969
Interest bearing	1,035,231	1,055,025
Total deposits	1,369,907	1,368,994
Federal funds purchased and short-term securities sold under agreements to repurchase	35,085	34,353
Securities sold under agreements to repurchase and other long-term borrowings	19,931	120,280
Subordinated notes payable to unconsolidated trusts	33,506	48,970
Dividends payable, common stock	751	-
Other liabilities	27,784	27,655
Total liabilities	1,486,964	1,600,252

Commitments and contingencies (Notes 15 and 17)

Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,509,444 and 7,499,748 shares issued and outstanding at December 31, 2016 and 2015, respectively	939	937
Capital surplus	51,885	51,608
Retained earnings	134,650	120,371
Accumulated other comprehensive (loss) income	(3,408)	2,782
Total shareholders’ equity	184,066	175,698
Total liabilities and shareholders’ equity	$1,671,030	$1,775,950

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2016	2015	2014
Interest Income
Interest and fees on loans	$47,534	$47,907	$49,921
Interest on investment securities:
Taxable	8,969	10,468	11,737
Nontaxable	2,450	2,669	2,551
Interest on deposits in other banks	372	182	138
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	46	10	5
Total interest income	59,371	61,236	64,352
Interest Expense
Interest on deposits	2,355	2,961	4,253
Interest on federal funds purchased and short-term securities sold under agreements to repurchase	99	50	54
Interest on securities sold under agreements to repurchase and other long-term borrowings	3,578	4,764	5,002
Interest on subordinated notes payable to unconsolidated trusts	723	866	844
Total interest expense	6,755	8,641	10,153
Net interest income	52,616	52,595	54,199
Provision for loan losses	(644)	(3,429)	(4,364)
Net interest income after provision for loan losses	53,260	56,024	58,563
Noninterest Income
Service charges and fees on deposits	7,856	7,590	7,801
Allotment processing fees	3,232	4,321	5,014
Other service charges, commissions, and fees	5,558	5,545	5,248
Trust income	2,664	2,373	2,568
Investment securities gains (losses), net	3,998	171	(63)
Gains on sale of mortgage loans, net	942	824	490
Income from company-owned life insurance	1,016	937	1,231
Gain on debt extinguishment	4,050	-	-
Legal settlement	1,450	-	-
Other	420	450	984
Total noninterest income	31,186	22,211	23,273
Noninterest Expense
Salaries and employee benefits	32,296	32,008	29,763
Occupancy expenses, net	4,742	4,776	4,881
Equipment expenses	2,785	2,602	2,498
Data processing and communications expenses	4,648	4,300	4,031
Bank franchise tax	2,421	2,426	2,421
Amortization of intangibles	-	449	405
Deposit insurance expense	841	1,536	1,746
Other real estate expenses, net	2,189	1,708	5,318
Legal expenses	474	843	856
Loss on debt extinguishment	3,776	-	-
Other	7,228	7,302	7,359
Total noninterest expense	61,400	57,950	59,278
Income before income taxes	23,046	20,285	22,558
Income tax expense	6,441	5,293	6,099
Net income	16,605	14,992	16,459
Less preferred stock dividends and discount accretion	-	395	1,927
Net income available to common shareholders	$16,605	$14,597	$14,532
Per Common Share
Net income – basic and diluted	$2.21	$1.95	$1.94
Cash dividends declared	.31	-	-
Weighted Average Common Shares Outstanding
Basic and diluted	7,504	7,494	7,483

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2016	2015	2014
Net income	$16,605	$14,992	$16,459
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period, net of tax of $(2,146), $(992), and $4,715, respectively	(3,983)	(1,844)	8,756

Reclassification adjustment for net realized (gain) loss included in net income, net of tax of $1,399, $60, and $(22), respectively	(2,599)	(111)	41

Change in unfunded portion of postretirement benefit obligations, net of tax of $211, $(74), and $(382), respectively	392	(138)	(710)
Other comprehensive (loss) income	(6,190)	(2,093)	8,087
Comprehensive income	$10,415	$12,899	$24,546

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data) Years Ended	Preferred	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Total Shareholders’
December 31, 2016, 2015, and 2014	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2014	$29,988	7,479	$935	$51,102	$91,242	$(3,212)	$170,055
Net income	-	-	-	-	16,459	-	16,459
Other comprehensive income	-	-	-	-	-	8,087	8,087
Cash dividends declared – preferred, $85.13 per share	-	-	-	-	(1,915)	-	(1,915)
Preferred stock discount accretion	12	-	-	-	(12)	-	-
Redemption of preferred stock	(20,000)	-	-	-	-	-	(20,000)
Shares issued under director compensation plan		3		82			82
Shares issued pursuant to employee stock purchase plan	-	7	1	128	-	-	129
Expense related to employee stock purchase plan	-	-	-	32	-	-	32
Balance at December 31, 2014	10,000	7,489	936	51,344	105,774	4,875	172,929
Net income	-	-	-	-	14,992	-	14,992
Other comprehensive loss	-	-	-	-	-	(2,093)	(2,093)
Cash dividends declared – preferred, $39.50 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	4	-	104	-	-	104
Shares issued pursuant to employee stock purchase plan	-	7	1	129	-	-	130
Expense related to employee stock purchase plan	-	-	-	31	-	-	31
Balance at December 31, 2015	-	7,500	937	51,608	120,371	2,782	175,698
Net income	-	-	-	-	16,605	-	16,605
Other comprehensive loss	-	-	-	-	-	(6,190)	(6,190)
Cash dividends declared – common, $.31 per share	-	-	-	-	(2,326)	-	(2,326)
Shares issued under director compensation plan	-	3	1	91	-	-	92
Shares issued pursuant to employee stock purchase plan	-	6	1	154	-	-	155
Expense related to employee stock purchase plan	-	-	-	32	-	-	32
Balance at December 31, 2016	$-	7,509	$939	$51,885	$134,650	$(3,408)	$184,066

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$16,605	$14,992	$16,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,649	4,155	4,065
Net premium amortization of investment securities:
Available for sale	4,020	5,570	3,919
Held to maturity	53	52	42
Provision for loan losses	(644)	(3,429)	(4,364)
Deferred income tax expense	885	1,631	3,931
Noncash employee stock purchase plan expense	32	31	32
Noncash director fee compensation	92	104	82
Mortgage loans originated for sale	(37,692)	(40,027)	(25,498)
Proceeds from sale of mortgage loans	37,627	40,513	29,254
Gains on sale of mortgage loans, net	(942)	(824)	(490)
Loss (gain) on disposal of premises and equipment, net	22	20	(5)
Net loss on sale and write downs of other real estate	1,925	1,289	3,404
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	(4,050)	-	-
Loss on extinguishment of long-term securities sold under agreements to repurchase	3,776	-	-
Net (gain) loss on sale of available for sale investment securities	(3,998)	(171)	63
Increase in cash surrender value of company-owned life insurance	(905)	(906)	(926)
Death benefits in excess of cash surrender value on company-owned life insurance	(81)	-	(276)
Decrease in accrued interest receivable	373	233	276
(Increase) decrease in other assets	(739)	400	(1,860)
Decrease in accrued interest payable	(530)	(93)	(193)
Increase in other liabilities	1,262	2,390	1,096
Net cash provided by operating activities	20,740	25,930	29,011
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	123,712	133,886	88,905
Held to maturity	70	65	60
Proceeds from sale of available for sale investment securities	219,181	11,570	12,967
Purchase of investment securities:
Available for sale	(251,822)	(109,675)	(105,888)
Held to maturity	-	-	(3,065)
(Purchase of) proceeds from sale of restricted stock investments, net	(472)	-	148
Loans originated for investment (greater) less than principal collected, net	(7,059)	(22,237)	60,232
Purchase of loans	(2,512)	(8,613)	(3,756)
Principal collected on purchased loans	3,588	2,638	219
Proceeds from death benefits of company-owned life insurance	341	-	738
Purchases of premises and equipment	(2,245)	(1,721)	(2,138)
Proceeds from sale of other real estate	4,367	9,939	8,811
Proceeds from disposals of premises and equipment	2	23	21
Net cash provided by investing activities	87,151	15,875	57,254
Cash Flows from Financing Activities
Net increase (decrease) in deposits	913	(18,167)	(23,054)
Net increase (decrease) in federal funds purchased and short-term securities sold under agreements to repurchase	732	5,763	(533)
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	11	711	9
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(104,136)	(155)	(8,165)
Cash paid to extinguish subordinated notes payable to unconsolidated trusts	(10,950)	-	-
Dividends paid, common stock	(1,575)	-	-
Redemption of preferred stock	-	(10,000)	(20,000)
Dividends paid, preferred stock	-	(508)	(1,990)
Shares issued under employee stock purchase plan	155	130	129
Net cash used in financing activities	(114,850)	(22,226)	(53,604)
Net (decrease) increase in cash and cash equivalents	(6,959)	19,579	32,661
Cash and cash equivalents at beginning of year	120,493	100,914	68,253
Cash and cash equivalents at end of year	$113,534	$120,493	$100,914

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, (In thousands)	2016	2015	2014
Supplemental Disclosures
Cash paid during the year for:
Interest	$7,285	$8,734	$10,346
Income taxes	5,600	2,718	2,850
Transfers from loans to other real estate	1,885	1,397	8,259
Sale and financing of other real estate	6,922	403	2,525
Cancelation of investment in Farmers Capital Bank Trust II	464	-	-
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	15,464	-	-

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

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its bank and nonbank subsidiaries. Bank subsidiaries include Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, United Bank & Trust Company (“United Bank”) in Versailles, KY, First Citizens Bank (“First Citizens”) in Elizabethtown, KY, and Citizens Bank of Northern Kentucky, Inc. (“Citizens Northern”) in Newport, KY. In February 2017, the Company merged United Bank, First Citizens, Citizens Northern, and FCB Services, Inc. (“FCB Services”) into Farmers Bank, the name of which was immediately changed under the merger to United Bank & Capital Trust Company. The Company accounted for the transfer of assets and liabilities of the merged subsidiaries at their respective historical cost amounts as of the date of the merger.

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

The Company has two active nonbank subsidiaries, FCB Services and FFKT Insurance Services, Inc. (“FFKT Insurance”). FCB Services is a data processing subsidiary located in Frankfort, KY that provides services to the Company’s banks as well as unaffiliated entities. FFKT Insurance is a captive insurance company that provides property and casualty coverage to its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. At year-end 2015, the Company had three subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities. In January 2016, the Company terminated one of the three trusts as a result of the early extinguishment of debt issued to the trust. All significant intercompany transactions and balances are eliminated in consolidation.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2016 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include the following: cash on hand, deposits from other financial institutions that have an initial maturity of less than 90 days when acquired by the Company, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. Generally, federal funds sold and securities purchased under agreements to resell are purchased and sold for one-day periods. Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

Investment Securities

Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2016, 2015, or 2014. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Amortized cost basis for investment securities includes adjustments made to the cost for previous other-than-temporary impairment (“OTTI”) recognized in earnings, amortization, accretion, and collection of cash.

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

The Company evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. A decline in the market value of investment securities below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. Substantially all of the Company’s investment securities are debt securities. In estimating OTTI for debt securities, management considers each of the following: (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery in fair value. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time. The Company had no OTTI losses during any year in each of the three years in the period ended December 31, 2016.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock is carried at cost and recognized in other assets on the consolidated balance sheets under the caption “Other assets.” These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amount outstanding at December 31, 2016 and 2015 was $9.8 million and $9.4 million, respectively.

Loans and Interest Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal amount outstanding adjusted for any charge-offs, deferred fees or costs on originated loans, and unamortized premiums and discount on purchased loans. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Interest income also includes amortization and accretion of any premiums or discounts over the expected life of acquired loans at the time of purchase or business acquisition. Loan origination fees, net of certain direct origination costs, are deferred and amortized as yield adjustments over the contractual term of the loans.

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

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $301 thousand and $285 thousand of net deferred loan costs at year-end 2016 and 2015, respectively, included in the carrying amount of loans on the balance sheet, which represents .03% of loans outstanding at year-end 2016 and 2015. The amount of net deferred loans costs are not material and are omitted from the computation of the recorded investment included in Note 4 that follows. Similarly, accrued interest receivable on loans was $2.8 million and $2.9 million at year-end 2016 and 2015, respectively, or 0.3% of loans for both years and has also been omitted from certain information presented in Note 4.

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

Loans Held for Sale

Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal National Mortgage Association, are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. Mortgage loans held for sale included in net loans totaled $1.7 million and $715 thousand at December 31, 2016 and 2015, respectively. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of mortgage loans, and other fee income were 1.6%, 1.6%, and 1.1% of the Company’s total revenue for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current risk factors. The general portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective sixteen quarter rolling historical loss rates, adjusted for qualitative risk factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Actual loan losses could differ significantly from the amounts estimated by management.

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold with servicing retained. Fair value is based on market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, grouping the underlying loans by interest rates. Impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $731 thousand and $691 thousand at December 31, 2016 and 2015, respectively. No impairment of the asset was determined to exist on either of these dates. Mortgage loans serviced for others totaled $202 million and $200 million at December 31, 2016 and 2015, respectively. Mortgage loans serviced for others are not included in the Company’s balance sheets.

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

(In thousands) Years Ended December 31,	2016	2015	2014
Legal fees	$257	$221	$212
Commissions and fees related to the sale of repossessed commercial real estate and property management	-	9	10
Insurance premiums/commissions	-	1	8
Other	2	5	9
Total	$259	$236	$239

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

Net income per common share computations were as follows for the years ended December 31, 2016, 2015, and 2014.

(In thousands, except per share data) Years Ended December 31,	2016	2015	2014
Net income, basic and diluted	$16,605	$14,992	$16,459
Less preferred stock dividends and discount accretion	-	395	1,927
Net income available to common shareholders, basic and diluted	$16,605	$14,597	$14,532

Average common shares outstanding, basic and diluted	7,504	7,494	7,483

Net income per common share, basic and diluted	$2.21	$1.95	$1.94

There were no stock options outstanding at year-end 2016, 2015, and 2014. There have been no stock options granted by the Company since 2004. All previously outstanding options expired in 2014.

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

Restrictions on Cash

The Company is required to maintain funds in cash and/or on deposit with the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The required reserve was $18.0 million at both December 31, 2016 and 2015.

Equity

Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The Company did not purchase any of its outstanding common shares during 2016 or 2015.

Trust Assets

Assets of the Company’s trust departments, other than cash on deposit by trust customers at subsidiary banks, are not included in the accompanying financial statements because they are not assets of the Company.

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

The ESPP was approved by the Company’s shareholders in 2004. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of the Company’s common stock through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 6,631, 6,329, and 6,894 shares issued under the plan during 2016, 2015, and 2014, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $32 thousand, $31 thousand, and $32 thousand in 2016, 2015, and 2014, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation.”

	ESPP
	2016	2015	2014
Expected volatility	26.3%	32.6%	37.4%
Dividend yield	.83	-	-
Risk-free interest rate	.26	.02	.04
Expected life (in years)	.25	.25	.25

Fair value	$5.31	$5.08	$4.69

Recently Issued But Not Yet Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and issued several amendments to the standard during 2015 and 2016. The primary principle of ASU No. 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

As amended, ASU No. 2014-09 is effective for the Company in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company expects to adopt ASU No. 2014-09 in the first quarter of 2018. The Company is continuing to evaluate the impact this ASU will have on its consolidated financial statements as well as the most appropriate transition method of application. Based on this evaluation to date, the Company has determined that the majority of its revenues earned are excluded from the scope of ASU No. 2014-09. The Company believes that for most revenue streams within the scope of ASU No. 2014-09, the amendments will not change the timing of when the revenue is recognized. The Company will continue to evaluate the impact the adoption of this ASU will have on its consolidated financial statements, focusing on noninterest income sources within the scope of this ASU as well as new disclosures required by these amendments; however, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For public companies, the amendments in ASU No. 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has identified a project team to review its leases and to assess the impact of ASU No. 2016-02 on its consolidated financial position, results of operations, and cash flows.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU clarifies how an entity should assess whether it is the principal or the agent in contracts that include three or more parties and that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments in this ASU are effective at the same time as ASU No. 2014-09, which is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company does not expect ASU No. 2016-08 to have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

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

ASU No. 2016-13 is effective for the Company in annual and interim reporting periods beginning after December 15, 2019. Although early adoption is permitted for fiscal years beginning after December 15, 2018, the Company does not plan to early adopt. The Company has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard. The Company has identified a project team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows, as well as identifying resources needed to implement the standard.

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

2. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Year Ended December 31,	2016			2015
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$3,219	$(437)	$2,782	$5,174	$(299)	$4,875
Other comprehensive (loss) income before reclassifications	(3,983)	356	(3,627)	(1,844)	(198)	(2,042)
Amounts reclassified from accumulated other comprehensive income	(2,599)	36	(2,563)	(111)	60	(51)
Net current-period other comprehensive (loss) income	(6,582)	392	(6,190)	(1,955)	(138)	(2,093)
Ending balance	$(3,363)	$(45)	$(3,408)	$3,219	$(437)	$2,782

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
Year Ended December 31,	2016	2015	2014
Unrealized gains and losses on available for sale investment securities	$3,998	$171	$(63)	Investment securities gains (losses), net
	(1,399)	(60)	22	Income tax (expense) benefit
	$2,599	$111	$(41)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(50)	$(51)	$(207)	Salaries and employee benefits
Actuarial losses	(5)	(42)	67	Salaries and employee benefits
	(55)	(93)	(140)	Total before tax
	19	33	49	Income tax expense
	$(36)	$(60)	$(91)	Net of tax

Total reclassifications for the period	$2,563	$51	$(132)	Net of tax

3. Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses. The summary is divided into available for sale and held to maturity securities.

December 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$71,941	$213	$460	$71,694
Obligations of states and political subdivisions	134,055	773	2,536	132,292
Mortgage-backed securities – residential	225,489	1,505	2,687	224,307
Mortgage-backed securities – commercial	47,164	6	1,557	45,613
Corporate debt securities	6,565	1	441	6,125
Mutual funds and equity securities	824	20	11	833
Total securities – available for sale	$486,038	$2,518	$7,692	$480,864
Held To Maturity
Obligations of states and political subdivisions	$3,488	$109	$-	$3,597

December 31, 2015 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$107,135	$309	$538	$106,906
Obligations of states and political subdivisions	147,875	2,604	213	150,266
Mortgage-backed securities – residential	294,140	5,210	1,489	297,861
Mortgage-backed securities – commercial	20,655	52	123	20,584
Corporate debt securities	6,629	11	800	5,840
Mutual funds and equity securities	814	-	69	745
Total securities – available for sale	$577,248	$8,186	$3,232	$582,202
Held To Maturity
Obligations of states and political subdivisions	$3,611	$198	$-	$3,809

At year-end 2016 and 2015, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2016, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2016 consist of investments by the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2016 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,743	$19,762	$-	$-
Due after one year through five years	87,628	87,504	-	-
Due after five years through ten years	85,007	83,317	570	630
Due after ten years	20,183	19,528	2,918	2,967
Mortgage-backed securities	272,653	269,920	-	-
Total	$485,214	$480,031	$3,488	$3,597

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2016	2015	2014

Gross realized gains	$4,191	$224	$190
Gross realized losses	193	53	253
Net realized gain (loss)	$3,998	$171	$(63)

Income tax provision (benefit) related to net realized gain (loss)	$1,399	$60	$(22)

Investment securities with a carrying value of $191 million and $315 million at December 31, 2016 and 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

Investment securities with unrealized losses at year-end 2016 and 2015 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$51,657	$460	$-	$-	$51,657	$460
Obligations of states and political subdivisions	91,728	2,526	1,999	10	93,727	2,536
Mortgage-backed securities – residential	154,397	2,485	5,841	202	160,238	2,687
Mortgage-backed securities – commercial	43,309	1,557	-	-	43,309	1,557
Corporate debt securities	536	6	5,476	435	6,012	441
Mutual funds and equity securities	128	2	113	9	241	11
Total	$341,755	$7,036	$13,429	$656	$355,184	$7,692

	Less than 12 Months		12 Months or More		Total
December 31, 2015 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$57,927	$275	$21,576	$263	$79,503	$538
Obligations of states and political subdivisions	30,426	123	8,276	90	38,702	213
Mortgage-backed securities – residential	118,978	851	21,723	638	140,701	1,489
Mortgage-backed securities – commercial	10,882	123	-	-	10,882	123
Corporate debt securities	204	6	5,155	794	5,359	800
Mutual funds and equity securities	481	21	264	48	745	69
Total	$218,898	$1,399	$56,994	$1,833	$275,892	$3,232

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary.

Corporate debt securities in the Company’s investment securities portfolio at December 31, 2016 include single-issuer trust preferred capital securities with an unrealized loss of $435 thousand and a carrying value of $5.5 million. At year-end 2015, these securities had an unrealized loss of $793 thousand. These securities were issued by a national and global financial services firm and were purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at December 31, 2016 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

4. Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2016	2015
Real Estate
Real estate mortgage – construction and land development	$120,230	$115,516
Real estate mortgage – residential	350,295	355,134
Real estate mortgage – farmland and other commercial enterprises	400,367	386,386
Commercial
Commercial and industrial	48,607	48,379
States and political subdivisions	18,933	17,643
Other	23,308	23,798
Consumer
Secured	4,554	6,665
Unsecured	4,681	5,754
Total loans	970,975	959,275
Less unearned income	-	-
Total loans, net of unearned income	$970,975	$959,275

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $2.5 million and $8.6 million in the aggregate during 2016 and 2015, respectively. The average amount of the purchased loans was $120 thousand for 2016 and $99 thousand for 2015.

Loans with a carrying value of $416 million and $440 million at December 31, 2016 and December 31, 2015, respectively, were pledged to secure borrowings and lines of credit. Such borrowings primarily include FHLB advances and short-term borrowing arrangements with the Federal Reserve.

Loans to directors, executive officers, and principal shareholders of the Company and its subsidiaries (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $13.5 million at December 31, 2016. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance at December 31, 2015	$18,540
New loans	5,067
Repayments	(9,008)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	(1,100)
Balance at December 31, 2016	$13,499

Activity in the allowance for loan losses by portfolio segment was as follows for each of the three years in the period ended December 31, 2016:

(In thousands)	Real Estate	Commercial	Consumer	Total
2016
Balance at beginning of period	$9,173	$820	$322	$10,315
Provision for loan losses	(702)	50	8	(644)
Recoveries	141	203	69	413
Loans charged off	(407)	(219)	(114)	(740)
Balance at end of period	$8,205	$854	$285	$9,344
2015
Balance at beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(3,099)	(449)	119	(3,429)
Recoveries	463	210	112	785
Loans charged off	(733)	(94)	(182)	(1,009)
Balance at end of period	$9,173	$820	$322	$10,315
2014
Balance at beginning of period	$18,716	$1,409	$452	$20,577
Provision for loan losses	(4,922)	620	(62)	(4,364)
Recoveries	624	786	97	1,507
Loans charged off	(1,876)	(1,662)	(214)	(3,752)
Balance at end of period	$12,542	$1,153	$273	$13,968

The following tables present individually impaired loans by class of loans for the dates indicated.

As of and for the Year Ended December 31, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$9,076	$2,599	$3,800	$6,399	$759	$7,706	$310	$298
Real estate mortgage – residential	9,930	4,388	5,590	9,978	1,503	9,146	491	465
Real estate mortgage – farmland and other commercial enterprises	25,045	9,699	15,235	24,934	304	25,557	1,197	1,153
Commercial
Commercial and industrial	435	20	418	438	236	419	23	21
Consumer
Unsecured	146	-	146	146	146	151	7	6
Total	$44,632	$16,706	$25,189	$41,895	$2,948	$42,979	$2,028	$1,943

As of and for the Year Ended December 31, 2015 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$9,932	$3,875	$3,372	$7,247	$556	$9,409	$343	$337
Real estate mortgage – residential	8,655	2,502	6,024	8,526	1,278	9,810	448	438
Real estate mortgage – farmland and other commercial enterprises	20,980	4,149	16,703	20,852	681	22,439	890	887
Commercial
Commercial and industrial	399	-	400	400	223	523	16	16
Consumer
Unsecured	156	-	157	157	156	127	6	6
Total	$40,122	$10,526	$26,656	$37,182	$2,894	$42,308	$1,703	$1,684

Year Ended December 31, 2014 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$13,557	$424	$423
Real estate mortgage – residential	11,254	550	535
Real estate mortgage – farmland and other commercial enterprises	28,711	1,088	1,070
Commercial
Commercial and industrial	255	6	5
Consumer
Secured	6	-	-
Unsecured	54	4	4
Total	$53,837	$2,072	$2,037

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2016 and 2015.

December 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,566	$236	$146	$2,948
Collectively evaluated for impairment	5,639	618	139	6,396
Total ending allowance balance	$8,205	$854	$285	$9,344

Loans
Loans individually evaluated for impairment	$41,311	$438	$146	$41,895
Loans collectively evaluated for impairment	829,581	90,410	9,089	929,080
Total ending loan balance, net of unearned income	$870,892	$90,848	$9,235	$970,975

December 31, 2015 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,515	$223	$156	$2,894
Collectively evaluated for impairment	6,658	597	166	7,421
Total ending allowance balance	$9,173	$820	$322	$10,315

Loans
Loans individually evaluated for impairment	$36,625	$400	$157	$37,182
Loans collectively evaluated for impairment	820,411	89,420	12,262	922,093
Total ending loan balance, net of unearned income	$857,036	$89,820	$12,419	$959,275

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2016 and 2015.

December 31, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$712	$3,637	$-
Real estate mortgage – residential	2,316	4,006	-
Real estate mortgage – farmland and other commercial enterprises	3,383	14,787	-
Commercial
Commercial and industrial	-	377	-
Consumer
Secured	4	-	-
Unsecured	8	135	-
Total	$6,423	$22,942	$-

December 31, 2015 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$1,567	$3,674	$-
Real estate mortgage – residential	2,485	4,127	-
Real estate mortgage – farmland and other commercial enterprises	4,266	15,503	-
Commercial
Commercial and industrial	44	384	-
Other	8	-	-
Consumer
Secured	10	-
Unsecured	-	143	-
Total	$8,380	$23,831	$-

The Company has allocated $2.0 million and $1.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of December 31, 2016 and 2015, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2016 and 2015.

There were no loans modified as troubled debt restructurings during 2016. The Company had three credits modified as troubled debt restructurings during 2015. Additionally, troubled debt restructurings increased during the first quarter of 2015 as a result of the purchase of a previously-participated portion of a loan to a nonaffiliated bank. This loan was participated prior to it being restructured. The purchase price paid represented a discount of $482 thousand or 15% of the purchased principal amount. The loan is performing under the terms of the restructuring and the borrower’s financial position has steadily improved. Accretion of the discount was recognized over the contractual life of the loan, which ended in June 2015. The total outstanding balance related to this credit, which was renewed during June 2015, was $11.0 million at December 31, 2016. This represents 47.8% of the Company’s total restructured loans and is the largest such individual credit. This credit was restructured in 2012 following an interest rate concession and extended amortization term.

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

There were no payment defaults during 2016 or 2015 for credits that were restructured during the previous twelve months.

The tables below present an age analysis of loans past due 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

December 31, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$393	$227	$620	$119,610	$120,230	$-	$712
Real estate mortgage – residential	1,935	798	2,733	347,562	350,295	-	2,316
Real estate mortgage – farmland and other commercial enterprises	-	2,483	2,483	397,884	400,367	-	3,383
Commercial
Commercial and industrial	-	-	-	48,607	48,607	-	-
States and political subdivisions	-	-	-	18,933	18,933	-	-
Other	24	-	24	23,284	23,308	-	-
Consumer
Secured	13	-	13	4,541	4,554	-	4
Unsecured	30	8	38	4,643	4,681	-	8
Total	$2,395	$3,516	$5,911	$965,064	$970,975	$-	$6,423

December 31, 2015 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$-	$227	$227	$115,289	$115,516	$-	$1,567
Real estate mortgage – residential	421	1,448	1,869	353,265	355,134	-	2,485
Real estate mortgage – farmland and other commercial enterprises	42	2,376	2,418	383,968	386,386	-	4,266
Commercial
Commercial and industrial	42	43	85	48,294	48,379	-	44
States and political subdivisions	-	-	-	17,643	17,643	-	-
Other	39	-	39	23,759	23,798	-	8
Consumer
Secured	9	1	10	6,655	6,665	-	10
Unsecured	18	-	18	5,736	5,754	-	-
Total	$571	$4,095	$4,666	$954,609	$959,275	$-	$8,380

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

	Real Estate			Commercial
December 31, 2016 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$112,435	$323,300	$363,448	$47,254	$18,933	$23,308
Special Mention	1,413	12,147	21,088	764	-	-
Substandard	6,382	14,806	15,831	589	-	-
Doubtful	-	42	-	-	-	-
Total	$120,230	$350,295	$400,367	$48,607	$18,933	$23,308

	Real Estate			Commercial
December 31, 2015 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$104,383	$324,333	$343,894	$46,934	$17,643	$23,777
Special Mention	1,651	16,225	22,859	937	-	-
Substandard	9,482	14,576	19,633	508	-	21
Doubtful	-	-	-	-	-	-
Total	$115,516	$355,134	$386,386	$48,379	$17,643	$23,798

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,550	$4,538	$6,655	$5,611
Nonperforming	4	143	10	143
Total	$4,554	$4,681	$6,665	$5,754

5. Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2016	2015
Construction and land development	$7,996	$12,997
Residential real estate	871	960
Farmland and other commercial enterprises	1,806	7,886
Total	$10,673	$21,843

OREO activity for 2016 and 2015 was as follows:

(In thousands)	2016	2015
Beginning balance	$21,843	$31,960
Transfers from loans and other increases	2,044	1,514
Proceeds from sales	(11,289)	(10,342)
Loss on sales, net	(473)	(188)
Write downs and other decreases, net	(1,452)	(1,101)
Ending balance	$10,673	$21,843

At December 31, 2016, the Company had a total of $661 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

6. Premises and Equipment

Premises and equipment consist of the following.

December 31, (In thousands)	2016	2015
Land, buildings, and leasehold improvements	$60,399	$59,708
Furniture and equipment	18,188	17,586
Total premises and equipment	78,587	77,294
Less accumulated depreciation and amortization	46,687	44,182
Premises and equipment, net	$31,900	$33,112

Depreciation and amortization of premises and equipment was $3.4 million, $3.5 million, and $3.5 million for 2016, 2015, and 2014, respectively.

7. Deposit Liabilities

Major classifications of deposits are summarized as follows for the dates indicated:

December 31, (In thousands)	2016	2015
Noninterest Bearing	$334,676	$313,969

Interest Bearing
Demand	348,197	328,803
Savings	416,611	400,844
Time	270,423	325,378
Total interest bearing	1,035,231	1,055,025

Total Deposits	$1,369,907	$1,368,994

At December 31, 2016, the scheduled maturities of time deposits were as follows:

(In thousands)	Amount
2017	$168,407
2018	54,791
2019	24,107
2020	14,200
2021	4,951
Thereafter	3,967
Total	$270,423

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250 thousand were $18.6 million and $23.3 million at December 31, 2016 and 2015, respectively.

Deposits from directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $28.6 million and $28.1 million at December 31, 2016 and 2015, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

8. Federal Funds Purchased and Short-term Securities Sold Under Agreements to Repurchase

Federal funds purchased and short-term securities sold under agreements to repurchase represent borrowings with an original maturity of one year or less. All of the Company’s short-term borrowings are made up of federal funds purchased and securities sold under agreements to repurchase, which represent borrowings that generally mature one business day following the date of the transaction. Information on federal funds purchased and short-term securities sold under agreements to repurchase is as follows:

December 31, (Dollars in thousands)	2016	2015
Federal funds purchased and short-term securities sold under agreements to repurchase	$35,085	$34,353
Total short-term	$35,085	$34,353

Average balance during the year	$36,919	$31,580
Maximum month-end balance during the year	41,397	39,474
Average interest rate during the year	.27%	.16%
Average interest rate at year-end	.35	.24

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

December 31, (Dollars in thousands)	2016	Average Rate	2015	Average Rate
Federal Home Loan Bank advances	$18,646	3.97%	$18,806	3.98%
Subordinated notes payable	33,506	2.30	48,970	1.94
Securities sold under agreements to repurchase	1,285	0.75	101,474	3.90
Total long-term borrowings	$53,437	2.84%	$169,250	3.34%

Long-term FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2016, interest rates on all FHLB advances are fixed and range between 2.99% and 5.81%, averaging 3.97%, over a remaining weighted average maturity period of 0.8 years. At December 31, 2015, interest rates on FHLB advances ranged between 2.99% and 5.81%, averaging 3.98%, over a remaining weighted average maturity period of 1.8 years. Long-term FHLB borrowings of $18.0 million at year-end 2016 and 2015 were callable quarterly. None of the long-term FHLB advances are convertible to a floating interest rate.

For FHLB advances, the subsidiary banks pledge FHLB stock and certain qualifying mortgage loans as collateral. Pledged loans consist primarily of fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $147 million from the FHLB at year-end 2016.

During 2005, the Company completed two private offerings of trust preferred securities through two separate Delaware statutory trusts sponsored by the Company. Farmers Capital Bank Trust I (“Trust I”) sold $10.0 million of preferred securities and Farmers Capital Bank Trust II (“Trust II”) sold $15.0 million of preferred securities. The proceeds from the offerings were used to fund the cash portion of the acquisition of Citizens Bancorp, Inc., the former parent company of Citizens Northern. The preferred securities issued by Trust I mature September 30, 2035 and are redeemable at any time by the Trust at par.

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

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007. Trust III sold $22.5 million of preferred securities for the purpose of financing the cost of acquiring Company shares under a share repurchase program. The preferred securities mature on November 1, 2037 and are redeemable at any time by the Trust at par. Trust I, Trust II, and Trust III are hereafter collectively referred to as the “Trusts.”

The Trusts used the proceeds from the sale of preferred securities, plus capital contributed to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. The subordinated notes to Trust I and Trust III mature in 2035 and 2037, respectively, and bear a floating interest rate (current three-month LIBOR plus 150 basis points in the case of the notes held by Trust I and current three-month LIBOR plus 132 basis points in the case of the notes held by Trust III). Interest on the notes is payable quarterly. Interest payments to the Trusts and distributions to preferred shareholders by the Trusts may be deferred for 20 consecutive quarterly periods. There have been no deferrals of interest payments during the life of the Trusts.

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2016 the balance of the subordinated notes payable to Trust I and Trust III was $10.3 million and $23.2 million, respectively. At December 31, 2015 the balance of the subordinated notes payable to Trust I, Trust II, and Trust III was $10.3 million, $15.5 million, and $23.2 million, respectively. The interest rates in effect as of the last determination date for 2016 were 2.50% and 2.21% for Trust I and Trust III, respectively. For 2015 these rates were 2.10%, 2.26%, and 1.65% for Trust I Trust II, and Trust III, respectively.

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

The subordinated notes, net of the Company’s investment in the Trusts, may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations. The net amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions. At year-end 2016 and 2015, the Company’s Tier 1 capital included $32.5 million and $47.5 million, respectively, which represents the full amount of the subordinated notes net of the Company’s investment in the Trusts at those dates.

The Company entered into a balance sheet leverage transaction in 2007 whereby it borrowed $200 million in multiple fixed rate term repurchase agreements with an initial weighted average cost of 3.95% and invested the proceeds in Government National Mortgage Association (“GNMA”) bonds, which were pledged as collateral. During September 2016, the Company prepaid the remaining balance of $100 million on the repurchase agreements, which were due to mature in November 2017.

The Company has $1.3 million of other long-term repurchase agreements outstanding at December 31, 2016 made in the ordinary course of business with commercial customers. The average interest rate related to these fixed rate borrowings is 0.75%.

Maturities of long-term borrowings at December 31, 2016 are as follows:

(In thousands)	Amount
2017	$15,258
2018	3,251
2019	786
2020	636
2021	-
Thereafter	33,506
Total	$53,437

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

	Remaining Contractual Maturity of the Agreements
December 31, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$33,682	$1,203	$-	$458	$1,027	$36,370
Total	$33,682	$1,203	$-	$458	$1,027	$36,370

	Remaining Contractual Maturity of the Agreements
December 31, 2015 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Four Years	Total
U.S. government agency securities	$33,151	$1,202	$-	$716	$100,758	$135,827
Total	$33,151	$1,202	$-	$716	$100,758	$135,827

10. Income Taxes

The components of income tax expense from operations are as follows:

December 31, (In thousands)	2016	2015	2014
Currently payable	$5,556	$3,662	$2,168
Deferred	885	1,631	3,931
Income tax expense	$6,441	$5,293	$6,099

Components of income tax (benefit) expense recorded to shareholders’ equity are as follows:

December 31, (In thousands)	2016	2015	2014
Unfunded status of postretirement benefits	$211	$(74)	$(382)
Net unrealized securities (losses) gains	(3,545)	(1,052)	4,737
Total income tax (benefit) expense recorded directly to shareholders’ equity	$(3,334)	$(1,126)	$4,355

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Tax-exempt interest	(4.6)	(5.8)	(5.2)
Nondeductible interest to carry tax-exempt obligations	.2	.2	.2
Premium income not subject to tax	(1.3)	(1.5)	(1.2)
Company-owned life insurance	(1.5)	(1.6)	(1.9)
Uncertain tax position	-	-	(.3)
Other, net	.1	(.2)	.4
Effective tax rate on pretax income	27.9%	26.1%	27.0%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

December 31, (In thousands)	2016	2015
Assets
Allowance for loan losses	$3,285	$3,625
Deferred directors’ fees	236	242
Postretirement benefit obligations	5,825	5,665
Other real estate owned	1,303	1,968
Self-funded insurance	232	230
Paid time off	815	756
Depreciation	1,630	1,440
Intangibles	1,878	2,432
Unrealized loss on available for sale investment securities, net	1,811	-
Other	239	307
Total deferred tax assets	17,254	16,665
Liabilities
Unrealized gains on available for sale investment securities, net	-	1,734
Prepaid expenses	153	306
Federal Home Loan Bank stock dividends	1,035	1,035
Deferred loan fees	846	806
Other	52	65
Total deferred tax liabilities	2,086	3,946
Net deferred tax asset	$15,168	$12,719

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2016.

The Company had no unrecognized tax benefits at year-end 2016, 2015, and 2014 and did not recognize any increase in unrecognized benefits during 2016 relative to any tax position taken in 2016. The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. There was no amount accrued for interest at December 31, 2016 and 2015. No penalties were accrued or recorded during any year in the three years ended December 31, 2016.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2013.

11. Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. The Company matches voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2016, 2015, or 2014. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation. Eligible employees are presented with numerous investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds ranging from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. Total retirement plan expense for 2016, 2015, and 2014 was $563 thousand, $531 thousand, and $483 thousand, respectively.

In connection with its acquisition of Citizens Northern, the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2016 and 2015.

(In thousands)	2016	2015
Change in Benefit Obligation
Obligation at beginning of year	$600	$583
Service cost	19	15
Interest cost	24	19
Actuarial loss	111	19
Benefit payments	(36)	(36)
Obligation at end of year	$718	$600

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2016	2015
Service cost	$19	$15
Interest cost	24	19
Recognized net actuarial loss	5	-
Net periodic benefit cost	$48	$34
Major assumptions:
Discount rate used to determine net period benefit cost	3.39%	3.22%
Discount rate used to determine benefit obligation at year end	3.31	3.39
Rate of compensation increase	4.00	4.00

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2017	$36
2018	36
2019	36
2020	71
2021	83
2022-2026	356
Total	$618

Amounts recognized in accumulated other comprehensive income as of December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Unrecognized net actuarial loss (gain)	$87	$(19)
Total	$87	$(19)

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

Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. All unexercised options granted under the Plan expired during 2014 and the Company no longer grants options under the Plan. There were no options exercised or granted in any year in the three-year periods ending December 31, 2016, nor were there any modifications or cash paid to settle stock option awards during those periods.

13. Postretirement Medical Benefits

The Company provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (“Plan 1”). Additional participants are not eligible to be included in Plan 1 unless they met the requirements on this date. There were 37 of such participants in Plan 1 at year-end 2016. During 2003, the Company implemented an additional postretirement health insurance program (“Plan 2”). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 years of age upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded. Employees hired on or after January 1, 2016 are not eligible for benefits under Plan 2. The following schedules set forth a reconciliation of the changes to the benefit obligation and funded status of the plans for the years ended December 31, 2016 and 2015.

(In thousands)	2016	2015
Change in Benefit Obligation
Obligation at beginning of year	$16,204	$14,792
Service cost	637	739
Interest cost	683	649
Actuarial (gain) loss	(660)	313
Participant contributions	153	129
Benefit payments	(462)	(418)
Obligation at end of year	$16,555	$16,204

The Company’s contributions were $309 thousand and $289 thousand for 2016 and 2015, respectively. The Company expects benefit payments of $416 thousand for 2017. The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2016	2015
Service cost	$637	$739
Interest cost	683	649
Recognized prior service cost	50	51
Amortization of net actuarial loss	-	42
Net periodic benefit cost	$1,370	$1,481
Major assumptions:
Discount rate used to determine net periodic benefit cost	4.34%	3.92%
Discount rate used to determine benefit obligation as of year end	4.12	4.34
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 6.5%, 6.0%, and 5.5% for 2017, 2018, and 2019, respectively, then grading down by .25% annually to 4.75% for 2022 and thereafter. For dental claims cost, it was 5% for 2017 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$335	$(250)
Effect on accumulated postretirement benefit obligation	3,366	(2,612)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2017	$416
2018	451
2019	481
2020	516
2021	573
2022-2026	3,507
Total	$5,944

Amounts recognized in accumulated other comprehensive income as of December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Unrecognized net actuarial (gain) loss	$(93)	$566
Unrecognized prior service cost	75	125
Total	$(18)	$691

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

(In thousands)	Postretirement Medical Benefits
Unrecognized prior service cost	$49
Total	$49

14. Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2017	$397
2018	390
2019	327
2020	292
2021	255
Thereafter	889
Total	$2,550

Rent expense was $434 thousand, $419 thousand, and $407 thousand for 2016, 2015, and 2014, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $188 million and $172 million at December 31, 2016 and 2015, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $4.1 million and $10.5 million in irrevocable letters of credit outstanding at December 31, 2016 and 2015, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end:

December 31,	2016		2015
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$71,369	$116,926	$61,188	$111,202
Standby letters of credit	2,284	1,769	2,495	7,999
Total	$73,653	$118,695	$63,683	$119,201

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

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2016, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

18.	Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to “Basel III”) that were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. To ensure capital adequacy, the Company and its subsidiary banks are required to maintain minimum capital amounts and risk-based capital ratios (set forth in the tables below) as well as a capital conservation buffer in excess of the required minimum. The capital conservation buffer is being phased in from 0.0% in 2015 to 2.50% by 2019. For 2016, the capital conservation buffer is 0.625%. The Company and each of its bank subsidiaries met the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules at year-end 2016.

As of December 31, 2016, the most recent notification from the FDIC categorized the banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum Common Equity Tier 1 Risk-based, Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary banks are presented in the following tables for the dates indicated. The minimums presented below are before the capital conservation buffer which was .0625% and 0% at December 31, 2016 and 2015, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital[1]
Consolidated	$187,474	16.43%	$51,349	4.50%	N/A	N/A
Farmers Bank	64,016	16.53	17,425	4.50	$25,170	6.50%
United Bank	58,180	15.54	16,848	4.50	24,337	6.50
First Citizens	28,324	13.56	9,401	4.50	13,580	6.50
Citizens Northern	24,661	15.24	7,280	4.50	10,516	6.50
Tier 1 Risk-based Capital[1]
Consolidated	$219,974	19.28%	$68,466	6.00%	N/A	N/A
Farmers Bank	64,016	16.53	23,234	6.00	$30,978	8.00%
United Bank	58,180	15.54	22,465	6.00	29,953	8.00
First Citizens	28,324	13.56	12,535	6.00	16,714	8.00
Citizens Northern	24,661	15.24	9,707	6.00	12,942	8.00
Total Risk-based Capital [1]
Consolidated	$229,318	20.10%	$91,288	8.00%	N/A	N/A
Farmers Bank	66,720	17.23	30,978	8.00	$38,723	10.00%
United Bank	61,680	16.47	29,953	8.00	37,441	10.00
First Citizens	29,590	14.16	16,714	8.00	20,892	10.00
Citizens Northern	26,534	16.40	12,942	8.00	16,178	10.00
Tier 1 Leverage Capital [2]
Consolidated	$219,974	13.20%	$66,656	4.00%	N/A	N/A
Farmers Bank	64,016	9.80	26,121	4.00	$32,651	5.00%
United Bank	58,180	12.38	18,798	4.00	23,497	5.00
First Citizens	28,324	9.76	11,606	4.00	14,507	5.00
Citizens Northern	24,661	10.68	9,234	4.00	11,543	5.00

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital[1]
Consolidated	$172,871	14.91%	$52,184	4.50%	N/A	N/A
Farmers Bank	63,552	15.57	18,366	4.50	$26,529	6.50%
United Bank	65,862	18.67	15,879	4.50	22,936	6.50
First Citizens	28,743	13.55	9,543	4.50	13,784	6.50
Citizens Northern	25,770	14.42	8,044	4.50	11,619	6.50
Tier 1 Risk-based Capital[1]
Consolidated	$220,371	19.00%	$69,579	6.00%	N/A	N/A
Farmers Bank	63,552	15.57	24,488	6.00	$32,651	8.00%
United Bank	65,862	18.67	21,171	6.00	28,228	8.00
First Citizens	28,743	13.55	12,724	6.00	16,965	8.00
Citizens Northern	25,770	14.42	10,725	6.00	14,300	8.00
Total Risk-based Capital [1]
Consolidated	$230,686	19.89%	$92,772	8.00%	N/A	N/A
Farmers Bank	66,728	16.35	32,651	8.00	$40,814	10.00%
United Bank	69,456	19.68	28,228	8.00	35,286	10.00
First Citizens	30,048	14.17	16,965	8.00	21,207	10.00
Citizens Northern	28,004	15.67	14,300	8.00	17,875	10.00
Tier 1 Leverage Capital [2]
Consolidated	$220,371	12.46%	$70,746	4.00%	N/A	N/A
Farmers Bank	63,552	9.20	27,629	4.00	$34,537	5.00%
United Bank	65,862	12.89	20,442	4.00	25,553	5.00
First Citizens	28,743	9.20	12,493	4.00	15,617	5.00
Citizens Northern	25,770	10.79	9,555	4.00	11,943	5.00

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

Following is a description of the valuation method used for instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $18.6 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosures for available for sale investment securities as of December 31, 2016 and 2015 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Obligations of U.S. government-sponsored entities	$71,694	$-	$71,694	$-
Obligations of states and political subdivisions	132,292	-	132,292	-
Mortgage-backed securities – residential	224,307	-	224,307	-
Mortgage-backed securities – commercial	45,613	-	45,613	-
Corporate debt securities	6,125	-	6,125	-
Mutual funds and equity securities	833	833	-	-
Total	$480,864	$833	$480,031	$-

December 31, 2015
Obligations of U.S. government-sponsored entities	$106,906	$-	$106,906	$-
Obligations of states and political subdivisions	150,266	-	150,266	-
Mortgage-backed securities – residential	297,861	-	297,861	-
Mortgage-backed securities – commercial	20,584	-	20,584	-
Corporate debt securities	5,840	-	5,840	-
Mutual funds and equity securities	745	745	-	-
Total	$582,202	$745	$581,457	$-

The Company is required to measure and disclose certain other assets at fair value on a nonrecurring basis in periods following their initial recognition. The Company’s disclosure about assets measured at fair value on a nonrecurring basis consists of impaired loans and OREO. The carrying value of these assets are adjusted to fair value on a nonrecurring basis through impairment charges further as described below.

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,909	$-	$-	$2,909
Real estate mortgage – residential	3,137	-	-	3,137
Real estate mortgage – farmland and other commercial enterprises	351			351
Total	$6,397	$-	$-	$6,397

OREO
Construction and land development	$4,883	$-	$-	$4,883
Residential real estate	234	-	-	234
Farmland and other commercial enterprises	1,070	-	-	1,070
Total	$6,187	$-	$-	$6,187

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,908	$-	$-	$2,908
Real estate mortgage – residential	3,720	-	-	3,720
Total	$6,628	$-	$-	$6,628

OREO
Construction and land development	$2,252	$-	$-	$2,252
Residential real estate	406	-	-	406
Farmland and other commercial enterprises	2,868	-	-	2,868
Total	$5,526	$-	$-	$5,526

The following table presents impairment charges recorded in earnings on assets measured at fair value on a nonrecurring basis.

(In thousands) Years Ended December 31,	2016	2015
Impairment charges:
Collateral-dependent impaired loans	$858	$259
OREO	634	768
Total	$1,492	$1,027

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

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
December 31, 2016
Collateral-dependent impaired loans	$6,397	Discounted appraisals	Marketability discount	0%	-	67.8%	3.5%
OREO	$6,187	Discounted appraisals	Marketability discount	0%	-	50.0%	11.2%
December 31, 2015
Collateral-dependent impaired loans	$6,628	Discounted appraisals	Marketability discount	0%	-	8.3%	7.9%
OREO	$5,526	Discounted appraisals	Marketability discount	2.3%	-	26.9%	6.5%

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

Federal Funds Purchased and Short-term Securities Sold Under Agreements to Repurchase

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
Cash and cash equivalents	$113,534	$113,534	$113,534	$-	$-
Held to maturity investment securities	3,488	3,597	-	3,597	-
Loans, net	961,631	962,437	-	-	962,437
Accrued interest receivable	5,019	5,019	-	5,019	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	N/A	-	-	-

Liabilities
Deposits	1,369,907	1,369,567	1,099,211	-	270,356
Federal funds purchased and short-term securities sold under agreements to repurchase	35,085	35,085	-	35,085	-
Securities sold under agreements to repurchase and other long-term borrowings	19,931	20,410	-	20,410	-
Subordinated notes payable to unconsolidated trusts	33,506	21,234	-	-	21,234
Accrued interest payable	321	321	-	321	-

December 31, 2015
Assets
Cash and cash equivalents	$120,493	$120,493	$120,493	$-	$-
Held to maturity investment securities	3,611	3,809	-	3,809	-
Loans, net	948,960	945,809	-	-	945,809
Accrued interest receivable	5,392	5,392	-	5,392	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,368	N/A	-	-	-

Liabilities
Deposits	1,368,994	1,369,016	1,043,616	-	325,400
Federal funds purchased and short-term securities sold under agreements to repurchase	34,353	34,353	-	34,353	-
Securities sold under agreements to repurchase and other long-term borrowings	120,280	126,964	-	126,964	-
Subordinated notes payable to unconsolidated trusts	48,970	31,515	-	-	31,515
Accrued interest payable	851	851	-	851	-

20. Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2016	2015
Assets
Cash and cash equivalents	$44,286	$35,964
Investment in subsidiaries	175,935	191,630
Other assets	1,378	1,243
Total assets	$221,599	$228,837
Liabilities
Dividends payable, common stock	$751	$-
Subordinated notes payable to unconsolidated trusts	33,506	48,970
Other liabilities	3,276	4,169
Total liabilities	37,533	53,139
Shareholders’ Equity
Common stock	939	937
Capital surplus	51,885	51,608
Retained earnings	134,650	120,371
Accumulated other comprehensive (loss) income	(3,408)	2,782
Total shareholders’ equity	184,066	175,698
Total liabilities and shareholders’ equity	$221,599	$228,837

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, (In thousands)	2016	2015	2014
Income
Dividends from subsidiaries	$24,820	$14,426	$16,525
Interest	39	12	28
Gain on debt extinguishment	4,050	-	-
Other noninterest income	2,442	2,555	3,132
Total income	31,351	16,993	19,685
Expense
Interest expense – subordinated notes payable to unconsolidated trusts	723	866	844
Noninterest expense	5,050	4,938	3,977
Total expense	5,773	5,804	4,821
Income before income tax benefit and equity in undistributed income of subsidiaries	25,578	11,189	14,864
Income tax expense (benefit)	273	(1,076)	(555)
Income before equity in undistributed income of subsidiaries	25,305	12,265	15,419
Equity in undistributed (loss) income of subsidiaries	(8,700)	2,727	1,040
Net income	16,605	14,992	16,459
Other comprehensive (loss) income	(6,190)	(2,093)	8,087
Comprehensive income	$10,415	$12,899	$24,546

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$16,605	$14,992	$16,459
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	8,700	(2,727)	(1,040)
Noncash employee stock purchase plan expense	7	4	4
Noncash director fee compensation	92	104	82
Change in other assets and liabilities, net	(1,116)	582	454
Deferred income tax (benefit) expense	(46)	(54)	17
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	(4,050)	-	-
Net cash provided by operating activities	20,192	12,901	15,976
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary	500	1,355	1,500
Net cash provided by investing activities	500	1,355	1,500
Cash Flows From Financing Activities
Cash paid to extinguish subordinated notes payable to unconsolidated trusts	(10,950)	-	-
Dividends paid, common stock	(1,575)	-	-
Redemption of preferred stock	-	(10,000)	(20,000)
Dividends paid, preferred stock	-	(508)	(1,990)
Shares issued under employee stock purchase plan	155	130	129
Net cash used in financing activities	(12,370)	(10,378)	(21,861)
Net increase (decrease) in cash and cash equivalents	8,322	3,878	(4,385)
Cash and cash equivalents at beginning of year	35,964	32,086	36,471
Cash and cash equivalents at end of year	$44,286	$35,964	$32,086

21.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2016	March 31		June 30	Sept. 30		Dec. 31
Interest income	$15,330		$14,973	$14,619		$14,449
Interest expense	2,043		1,975	1,809		928
Net interest income	13,287		12,998	12,810		13,521
Provision for loan losses	(473)		(156)	(190)		175
Net interest income after provision for loan losses	13,760		13,154	13,000		13,346
Noninterest income	9,542	[1]	5,521	10,772	[2]	5,351
Noninterest expense	14,407		13,884	17,888	[2]	15,221
Income before income taxes	8,895		4,791	5,884		3,476
Income tax expense	2,715		1,235	1,560		931
Net income	6,180		3,556	4,324		2,545
Less preferred stock dividends and discount accretion	-		-	-		-
Net income available to common shareholders	$6,180		$3,556	$4,324		$2,545
Net income per common share, basic and diluted	$.82		$.47	$.58		$.34
Weighted average common shares outstanding, basic and diluted	7,500		7,502	7,505		7,508

1Noninterest income includes $4.1 million related to the gain on the early extinguishment of subordinated notes payable.

2Noninterest income includes $3.8 million of gain on the sale of investment securities and noninterest expense includes $3.8 million of loss on the early extinguishment of debt, both related to a series of transactions to deleverage the balance sheet.

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

The quarterly financial information in the tables above reflects all adjustments which are necessary for a fair statement of results of the interim period.

22. Intangible Assets

Intangible assets were zero as of year-end 2016 and 2015. Customer relationship intangibles in the amount of $2.4 million recorded in connection with a prior business acquisition during 2004 were fully amortized at year-end 2014. Acquired core deposit intangibles in the amount of $4.5 million were fully amortized at year-end 2015. Aggregate amortization expense of core deposit and customer relationship intangible assets was zero, $449 thousand, and $405 thousand for 2016, 2015, and 2014, respectively.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

BKD, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The audit report on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on page 70.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer[1]	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	70	President and Chief Executive Officer, Director[2]	24[3]

1R. Terry Bennett, Chairman of the Company’s board of directors, and David Y. Phelps, Vice Chairman, are considered executive officers in name only for purposes of Regulation O.

2Also a director of Farmers Bank, United Bank, First Citizens, Citizens Northern, FCB Services, Farmers Insurance (Chairman), FFKT Insurance, EGT Properties, and an administrative trustee of Farmers Capital Bank Trust I and Farmers Capital Bank Trust III.

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

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 2017, which will be filed with the Commission on or about April 3, 2017, pursuant to Regulation 14A.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 9, 2017, which will be filed with the Commission on or about April 3, 2017, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company is included in Part II, Item 8 on pages 69 through 120:

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

10.7

Amendment No. 4 to Employment agreement dated December 10, 2012 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 4, 2017).

10.8	Employment agreement dated December 17, 2013 between Farmers Capital Bank Corporation and Rickey D. Harp (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013).

10.9	Employment agreement dated October 28, 2014 between Farmers Capital Bank Corporation and Mark A. Hampton (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2014).

10.10	Employment agreement dated November 18, 2015 between Farmers Capital Bank Corporation and J. David Smith, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 19, 2015).

10.11	Executive Short-Term Incentive Plan January 1, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 24, 2017).

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 10, 2017
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ R. Terry Bennett	Chairman	February 28, 2017
R. Terry Bennett

/s/ David Y. Phelps	Vice Chairman	March 2, 2017
David Y. Phelps

/s/ J. Barry Banker	Director	February 27, 2017
J. Barry Banker

/s/ Michael J. Crawford	Director	February 28, 2017
Michael J. Crawford

/s/ William C. Nash	Director	March 6, 2017
Dr. William C. Nash

/s/ David R. O’Bryan	Director	March 1, 2017
David R. O’Bryan

/s/ Fred N. Parker	Director	March 1, 2017
Fred N. Parker

/s/ John C. Roach	Director	March 1, 2017
John C. Roach

/s/ Marvin E. Strong, Jr.	Director	February 27, 2017
Marvin E. Strong, Jr.

/s/ Fred Sutterlin	Director	March 2, 2017
Fred Sutterlin

/s/ Judy Worth	Director	March 6, 2017
Judy Worth

/s/ Mark A. Hampton	Executive Vice President, Chief	March 10, 2017
Mark A. Hampton	Financial Officer, and Secretary (principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	128

23.1	Consent of Independent Registered Public Accounting Firm	129

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	130

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	131

32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	132