Form 10-Q
period 2017-03-31
FARMERS CAPITAL BANK CORP
filed 2017-05-08
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $0.125 per share

7,512,002 shares outstanding at May 1, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6. Exhibits	47

SIGNATURES	50

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$21,494	$25,666
Interest bearing deposits in other banks	54,171	62,696
Federal funds sold and securities purchased under agreements to resell	4,133	6,622
Money market mutual funds	15,766	18,550
Total cash and cash equivalents	95,564	113,534
Investment securities:
Available for sale, amortized cost of $496,613 (2017) and $486,038 (2016)	492,906	480,864
Held to maturity, fair value of $3,600 (2017) and $3,597 (2016)	3,475	3,488
Total investment securities	496,381	484,352
Loans, net of unearned income	989,833	970,975
Allowance for loan losses	(9,507)	(9,344)
Loans, net	980,326	961,631
Premises and equipment, net	32,201	31,900
Company-owned life insurance	31,130	30,914
Other real estate owned	8,000	10,673
Other assets	38,857	38,026
Total assets	$1,682,459	$1,671,030
Liabilities
Deposits:
Noninterest bearing	$350,668	$334,676
Interest bearing	1,037,409	1,035,231
Total deposits	1,388,077	1,369,907
Federal funds purchased and short-term securities sold under agreements to repurchase	32,786	35,085
Securities sold under agreements to repurchase and other long-term borrowings	14,892	19,931
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Dividends payable, common stock	751	751
Other liabilities	24,707	27,784
Total liabilities	1,494,719	1,486,964
Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,511,555 and 7,509,444 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	939	939
Capital surplus	51,968	51,885
Retained earnings	137,228	134,650
Accumulated other comprehensive loss	(2,395)	(3,408)
Total shareholders’ equity	187,740	184,066
Total liabilities and shareholders’ equity	$1,682,459	$1,671,030

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Interest Income
Interest and fees on loans	$11,722	$12,090
Interest on investment securities:
Taxable	1,900	2,509
Nontaxable	591	630
Interest on deposits in other banks	142	95
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	24	6
Total interest income	14,379	15,330
Interest Expense
Interest on deposits	533	646
Interest on federal funds purchased and short-term securities sold under agreements to repurchase	22	24
Interest on securities sold under agreements to repurchase and other long-term borrowings	163	1,186
Interest on subordinated notes payable to unconsolidated trusts	198	187
Total interest expense	916	2,043
Net interest income	13,463	13,287
Provision for loan losses	580	(473)
Net interest income after provision for loan losses	12,883	13,760
Noninterest Income
Service charges and fees on deposits	1,958	1,867
Allotment processing fees	715	874
Other service charges, commissions, and fees	1,400	1,282
Trust income	704	654
Investment securities (losses) gains, net	(9)	83
Gains on sale of mortgage loans, net	154	200
Income from company-owned life insurance	235	325
Gain on debt extinguishment	-	4,050
Other	94	207
Total noninterest income	5,251	9,542
Noninterest Expense
Salaries and employee benefits	7,617	7,979
Occupancy expenses, net	1,214	1,190
Equipment expenses	553	532
Data processing and communication expenses	1,293	1,217
Bank franchise tax	557	599
Deposit insurance expense	137	298
Other real estate expenses, net	74	639
Legal expenses	85	167
Other	1,999	1,786
Total noninterest expense	13,529	14,407
Income before income taxes	4,605	8,895
Income tax expense	1,276	2,715
Net income	$3,329	$6,180
Per Common Share
Net income – basic and diluted	$.44	$.82
Cash dividends declared	.10	.07
Weighted Average Common Shares Outstanding
Basic and diluted	7,510	7,500

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net Income	$3,329	$6,180
Other comprehensive income:
Unrealized holding gain on available for sale securities arising during the period, net of tax of $510 and $1,446, respectively	948	2,687

Reclassification adjustment for net realized loss (gain) included in net income, net of tax of $(3) and $29, respectively	6	(54)

Change in unfunded portion of postretirement benefit obligation, net of tax of $32 and $5, respectively	59	9
Other comprehensive income	1,013	2,642
Comprehensive income	$4,342	$8,822

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Three months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2017 and 2016	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2017	7,509	$939	$51,885	$134,650	$(3,408)	$184,066
Net income	-	-	-	3,329	-	3,329
Other comprehensive income	-	-	-	-	1,013	1,013
Cash dividends declared – common, $.10 per share	-	-	-	(751)	-	(751)
Shares issued under director compensation plan	1	-	28	-	-	28
Shares issued pursuant to employee stock purchase plan	2	-	46	-	-	46
Expense related to employee stock purchase plan	-	-	9	-	-	9
Balance at March 31, 2017	7,512	$939	$51,968	$137,228	$(2,395)	$187,740

Balance at January 1, 2016	7,500	$937	$51,608	$120,371	$2,782	$175,698
Net income	-	-	-	6,180	-	6,180
Other comprehensive income	-	-	-	-	2,642	2,642
Cash dividends declared – common, $.07 per share	-	-	-	(525)	-	(525)
Shares issued under director compensation plan	1	-	17	-	-	17
Shares issued pursuant to employee stock purchase plan	1	1	30	-	-	31
Expense related to employee stock purchase plan	-	-	9	-	-	9
Balance at March 31, 2016	7,502	$938	$51,664	$126,026	$5,424	$184,052

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$3,329	$6,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	862	899
Net premium amortization of investment securities:
Available for sale	897	962
Held to maturity	13	13
Provision for loan losses	580	(473)
Deferred income tax expense	18	72
Noncash employee stock purchase plan expense	9	9
Noncash director fee compensation	28	17
Mortgage loans originated for sale	(5,324)	(6,890)
Proceeds from sale of mortgage loans	6,624	7,362
Gain on sale of mortgage loans, net	(154)	(200)
Loss on disposal of premise and equipment, net	37	-
Net (gain) loss on sale and write downs of other real estate	(5)	618
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	-	(4,050)
Net loss (gain) on sale of available for sale investment securities	9	(83)
Curtailment gain on postretirement benefits plan liability	(351)	-
Increase in cash surrender value of company-owned life insurance	(216)	(226)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(81)
Decrease in accrued interest receivable	434	281
Decrease in other assets	1,787	1,799
Decrease in accrued interest payable	(32)	(6)
Decrease in other liabilities	(2,603)	(2,006)
Net cash provided by operating activities	5,942	4,197
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	19,474	39,097
Proceeds from sale of available for sale investment securities	-	26,925
Purchase of available for sale investment securities	(31,061)	(67,330)
Purchase of restricted stock investments, net	(3,570)	(472)
Loans originated for investment greater than principal collected, net	(18,347)	(3,841)
Purchase of loans held for investment	(732)	(375)
Principal collected on purchased loans	643	855
Proceeds from death benefits of company-owned life insurance	-	341
Purchase of premises and equipment	(1,145)	(334)
Proceeds from sale of other real estate	699	288
Net cash used in investing activities	(34,039)	(4,846)
Cash Flows from Financing Activities
Net increase in deposits	18,170	5,465
Net (decrease) increase in federal funds purchased and short-term securities sold under agreements to repurchase	(2,299)	134
Proceeds from securities sold under agreements to repurchase and other long-term borrowings	2	3
Repayments of securities sold under agreements to repurchase and other long-term borrowings	(5,041)	(239)
Cash paid to extinguish subordinated notes payable to unconsolidated trust	-	(10,950)
Dividends paid, common stock	(751)	-
Shares issued under employee stock purchase plan	46	31
Net cash provided by (used in) financing activities	10,127	(5,556)
Net decrease in cash and cash equivalents	(17,970)	(6,205)
Cash and cash equivalents at beginning of year	113,534	120,493
Cash and cash equivalents at end of period	$95,564	$114,288
Supplemental Disclosures
Cash paid during the period for interest	$948	$2,049
Transfers from loans to other real estate	187	551
Sale and financing of other real estate	2,172	490
Cash dividends payable, common	751	525
Cancelation of investment in Farmers Capital Bank Trust II	-	464
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	-	15,464

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

The condensed consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a bank holding company, and its wholly owned subsidiaries. The Company has one bank subsidiary, United Bank & Capital Trust Company (“United Bank”), and one nonbank subsidiary, FFKT Insurance Services, Inc. (“FFKT Insurance”). In February 2017, the Company merged three of its subsidiary banks (United Bank & Trust Company in Versailles, KY; First Citizens Bank, Inc. in Elizabethtown, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY) and its data processing subsidiary (FCB Services, Inc. in Frankfort, KY) into its subsidiary bank Farmers Bank & Capital Trust Company in Frankfort, KY, the name of which was immediately changed under the merger to United Bank & Capital Trust Company. The Company accounted for the transfer of assets and liabilities of the merged subsidiaries at their respective historical cost amounts as of the date of the merger.

United Bank’s significant subsidiaries include EG Properties, Inc. and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. Farmers Insurance is an insurance agency in Frankfort, KY.

FFKT Insurance is a captive insurance company that provides property and casualty coverage to the Parent Company and its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. The Company has two subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

The Company provides financial services at its 34 locations in 21 communities throughout Central and Northern Kentucky to individual, business, agricultural, governmental, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

2. Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3. Accumulated Other Comprehensive (Loss) Income

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods indicated.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,363)	$(45)	$(3,408)	$3,219	$(437)	$2,782
Other comprehensive income before reclassifications	948	10	958	2,687	-	2,687
Amounts reclassified from accumulated other comprehensive income	6	49	55	(54)	9	(45)
Net current-period other comprehensive income	954	59	1,013	2,633	9	2,642
Ending balance	$(2,409)	$14	$(2,395)	$5,852	$(428)	$5,424

The following table presents amounts reclassified out of accumulated other comprehensive (loss) income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Unrealized gains and losses on available for sale investment securities	$(9)	$83	Investment securities (losses) gains, net
	3	(29)	Income tax expense
	$(6)	$54	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(75)	$(13)	Salaries and employee benefits
Actuarial losses	(1)	(1)	Salaries and employee benefits
	(76)	(14)	Total before tax
	27	5	Income tax expense
	$(49)	$(9)	Net of tax

Total reclassifications for the period	$(55)	$45	Net of tax

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

The general portion of the Company’s loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective rolling historical loss rates, adjusted for the qualitative risk factors summarized below. During the first quarter of 2017, the Company shortened the look-back period it uses to determine historical loss rates to the previous twelve quarters from sixteen quarters. The change in the look-back period is the result of the Company’s ongoing monitoring and evaluation of the adequacy of its allowance for loan losses. The shorter look-back period better reflects the Company’s loss estimates based on current market conditions. Shortening the look-back period increased the allowance for loan losses by $3 thousand compared to the previous sixteen quarter look-back period.

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis and is both measurable and supportable. Some factors include a minimum allocation in instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued several amendments to the standard during 2015 and 2016. The primary principle of ASU No. 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

As amended, ASU No. 2014-09 is effective for the Company in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company expects to adopt ASU No. 2014-09 in the first quarter of 2018. The Company is continuing to evaluate the impact this ASU will have on its consolidated financial statements as well as the most appropriate transition method of application. Based on this evaluation to date, the Company has determined that the majority of its revenues earned are excluded from the scope of ASU No. 2014-09. The Company believes that for most revenue streams within the scope of ASU No. 2014-09, the amendments will not change the timing of when the revenue is recognized. The Company will continue to evaluate the impact the adoption of this ASU will have on its consolidated financial statements, focusing on noninterest income sources within the scope of the ASU as well as the new disclosures required; however, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For public companies, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has identified a project team to review its leases and to assess the impact of ASU No. 2016-02 on its consolidated financial position, results of operations, and cash flows.

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

In March 2017, the FASB issued ASU NO. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that employers offering benefit plans accounted for under Topic 715 report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. This ASU is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of ASU No. 2017-07 on its consolidated financial position, results of operations, or cash flows upon adoption.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The ASU does not change the accounting for securities held at a discount; the discount will continue to be amortized to maturity. This ASU is effective for the Company in annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. Entities are required to apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is considering early adoption and is in the process of determining the impact on its consolidated financial position, results of operations, or cash flows upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

5. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of common shares issued and outstanding. There were no dilutive instruments at March 31, 2017 and 2016.

Net income per common share computations was as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016

Net income, basic and diluted	$3,329	$6,180

Average common shares issued and outstanding, basic and diluted	7,510	7,500

Net income per common share, basic and diluted	$.44	$.82

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at March 31, 2017 and December 31, 2016. The summary is divided into available for sale and held to maturity investment securities.

March 31, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$95,120	$168	$405	$94,883
Obligations of states and political subdivisions	130,412	857	1,674	129,595
Mortgage-backed securities – residential	213,588	1,335	2,284	212,639
Mortgage-backed securities – commercial	49,039	1	1,505	47,535
Corporate debt securities	7,627	1	235	7,393
Mutual funds and equity securities	827	38	4	861
Total securities – available for sale	$496,613	$2,400	$6,107	$492,906
Held To Maturity
Obligations of states and political subdivisions	$3,475	$125	$-	$3,600

December 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$71,941	$213	$460	$71,694
Obligations of states and political subdivisions	134,055	773	2,536	132,292
Mortgage-backed securities – residential	225,489	1,505	2,687	224,307
Mortgage-backed securities – commercial	47,164	6	1,557	45,613
Corporate debt securities	6,565	1	441	6,125
Mutual funds and equity securities	824	20	11	833
Total securities – available for sale	$486,038	$2,518	$7,692	$480,864
Held To Maturity
Obligations of states and political subdivisions	$3,488	$109	$-	$3,597

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2017, by contractual maturity, are detailed below. The summary is divided into available for sale and held to maturity securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2017 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$46,954	$46,994	$-	$-
Due after one year through five years	84,708	84,923	-	-
Due after five years through ten years	80,396	79,302	570	621
Due after ten years	21,101	20,652	2,905	2,979
Mortgage-backed securities	262,627	260,174	-	-
Total	$495,786	$492,045	$3,475	$3,600

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016

Gross realized gains	$-	$162
Gross realized losses	9	79
Net realized (loss) gain	$(9)	$83

Investment securities with unrealized losses at March 31, 2017 and December 31, 2016 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2017 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$49,292	$405	$-	$-	$49,292	$405
Obligations of states and political subdivisions	73,875	1,666	1,650	8	75,525	1,674
Mortgage-backed securities – residential	152,605	2,078	5,522	206	158,127	2,284
Mortgage-backed securities – commercial	46,319	1,505	-	-	46,319	1,505
Corporate debt securities	1,563	4	5,688	231	7,251	235
Mutual funds and equity securities	-	-	248	4	248	4
Total	$323,654	$5,658	$13,108	$449	$336,762	$6,107

	Less than 12 Months			12 Months or More	Total
December 31, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$51,657	$460	$-	$-	$51,657	$460
Obligations of states and political subdivisions	91,728	2,526	1,999	10	93,727	2,536
Mortgage-backed securities – residential	154,397	2,485	5,841	202	160,238	2,687
Mortgage-backed securities – commercial	43,309	1,557	-	-	43,309	1,557
Corporate debt securities	536	6	5,476	435	6,012	441
Mutual funds and equity securities	128	2	113	9	241	11
Total	$341,755	$7,036	$13,429	$656	$355,184	$7,692

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

Corporate debt securities in the Company’s investment securities portfolio at March 31, 2017 include single-issuer trust preferred capital securities with an unrealized loss of $231 thousand and a carrying value of $5.7 million. At year-end 2016, these securities had an unrealized loss of $435 thousand. These securities were issued by a national and global financial services firm and were purchased by the Company during 2007. The securities are currently performing and continue to be rated as investment grade by major rating agencies. The Company believes these securities are not impaired due to reasons of credit quality or other factors, but rather the unrealized loss is primarily attributed to continuing uncertainties in both international and domestic economies and market volatility. The Company believes that it will collect all amounts due according to the contractual terms of these securities and that the fair values of these securities will recover as they approach their maturity dates.

The Company attributes the unrealized losses in other sectors of its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at March 31, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	March 31, 2017	December 31, 2016

Real Estate
Real estate mortgage – construction and land development	$121,021	$120,230
Real estate mortgage – residential	343,992	350,295
Real estate mortgage – farmland and other commercial enterprises	421,912	400,367
Commercial
Commercial and industrial	55,320	48,607
States and political subdivisions	18,384	18,933
Other	20,724	23,308
Consumer
Secured	4,354	4,554
Unsecured	4,126	4,681
Total loans	989,833	970,975
Less unearned income	-	-
Total loans, net of unearned income	$989,833	$970,975

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

Three months ended March 31, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$8,205	$854	$285	$9,344
Provision for loan losses	396	(7)	191	580
Recoveries	17	49	11	77
Loans charged off	(434)	(32)	(28)	(494)
Balance, end of period	$8,184	$864	$459	$9,507

Three months ended March 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total

Balance, beginning of period	$9,173	$820	$322	$10,315
Provision for loan losses	(453)	(6)	(14)	(473)
Recoveries	52	36	32	120
Loans charged off	(63)	(11)	(60)	(134)
Balance, end of period	$8,709	$839	$280	$9,828

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2017 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$8,092	$2,251	$3,793	$6,044	$731
Real estate mortgage – residential	9,714	3,862	5,826	9,688	1,499
Real estate mortgage – farmland and other commercial enterprises	23,271	8,468	14,697	23,165	337
Commercial
Commercial and industrial	496	-	498	498	252
Consumer
Unsecured	334	-	337	337	334
Total	$41,907	$14,581	$25,151	$39,732	$3,153

December 31, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,076	$2,599	$3,800	$6,399	$759
Real estate mortgage – residential	9,930	4,388	5,590	9,978	1,503
Real estate mortgage – farmland and other commercial enterprises	25,045	9,699	15,235	24,934	304
Commercial
Commercial and industrial	435	20	418	438	236
Consumer
Unsecured	146	-	146	146	146
Total	$44,632	$16,706	$25,189	$41,895	$2,948

Three Months Ended March 31, 2017 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$6,247	$76	$52
Real estate mortgage – residential	9,702	118	117
Real estate mortgage – farmland and other commercial enterprises	24,089	302	291
Commercial
Commercial and industrial	499	7	6
Consumer
Unsecured	335	5	2
Total	$40,872	$508	$468

Three Months Ended March 31, 2016 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$8,292	$47	$47
Real estate mortgage – residential	9,035	103	99
Real estate mortgage – farmland and other commercial enterprises	23,791	269	263
Commercial
Commercial and industrial	420	4	4
Consumer
Unsecured	156	2	1
Total	$41,694	$425	$414

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2017 and December 31, 2016.

March 31, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,567	$252	$334	$3,153
Collectively evaluated for impairment	5,617	612	125	6,354
Total ending allowance balance	$8,184	$864	$459	$9,507

Loans
Loans individually evaluated for impairment	$38,897	$498	$337	$39,732
Loans collectively evaluated for impairment	848,028	93,930	8,143	950,101
Total ending loan balance, net of unearned income	$886,925	$94,428	$8,480	$989,833

December 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,566	$236	$146	$2,948
Collectively evaluated for impairment	5,639	618	139	6,396
Total ending allowance balance	$8,205	$854	$285	$9,344

Loans
Loans individually evaluated for impairment	$41,311	$438	$146	$41,895
Loans collectively evaluated for impairment	829,581	90,410	9,089	929,080
Total ending loan balance, net of unearned income	$870,892	$90,848	$9,235	$970,975

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2017 and December 31, 2016.

March 31, 2017 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$475	$3,627	$-
Real estate mortgage – residential	2,343	3,774	3
Real estate mortgage – farmland and other commercial enterprises	2,361	14,641	-
Commercial
Commercial and industrial	-	376	-
Consumer
Secured	1	-	-
Unsecured	2	133	-
Total	$5,182	$22,551	$3

December 31, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$712	$3,637	$-
Real estate mortgage – residential	2,316	4,006	-
Real estate mortgage – farmland and other commercial enterprises	3,383	14,787	-
Commercial
Commercial and industrial	-	377	-
Consumer
Secured	4	-	-
Unsecured	8	135	-
Total	$6,423	$22,942	$-

The Company has allocated $2.0 million of specific reserves as of March 31, 2017 and December 31, 2016 to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2017 and December 31, 2016. The Company had no credits during the first three months of 2017 or 2016 that were modified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2017 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$16	$314	$330	$120,691	$121,021
Real estate mortgage – residential	1,441	774	2,215	341,777	343,992
Real estate mortgage – farmland and other commercial enterprises	-	1,517	1,517	420,395	421,912
Commercial
Commercial and industrial	127	-	127	55,193	55,320
States and political subdivisions	-	-	-	18,384	18,384
Other	102	-	102	20,622	20,724
Consumer
Secured	-	1	1	4,353	4,354
Unsecured	184	2	186	3,940	4,126
Total	$1,870	$2,608	$4,478	$985,355	$989,833

December 31, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$393	$227	$620	$119,610	$120,230
Real estate mortgage – residential	1,935	798	2,733	347,562	350,295
Real estate mortgage – farmland and other commercial enterprises	-	2,483	2,483	397,884	400,367
Commercial
Commercial and industrial	-	-	-	48,607	48,607
States and political subdivisions	-	-	-	18,933	18,933
Other	24	-	24	23,284	23,308
Consumer
Secured	13	-	13	4,541	4,554
Unsecured	30	8	38	4,643	4,681
Total	$2,395	$3,516	$5,911	$965,064	$970,975

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

	Real Estate			Commercial
March 31, 2017 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$114,397	$318,555	$388,228	$53,943	$18,384	$20,701
Special Mention	523	10,980	19,020	744	-	23
Substandard	6,101	14,457	14,664	633	-	-
Doubtful	-	-	-	-	-	-
Total	$121,021	$343,992	$421,912	$55,320	$18,384	$20,724

	Real Estate			Commercial
December 31, 2016 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$112,435	$323,300	$363,448	$47,254	$18,933	$23,308
Special Mention	1,413	12,147	21,088	764	-	-
Substandard	6,382	14,806	15,831	589	-	-
Doubtful	-	42	-	-	-	-
Total	$120,230	$350,295	$400,367	$48,607	$18,933	$23,308

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,353	$3,991	$4,550	$4,538
Nonperforming	1	135	4	143
Total	$4,354	$4,126	$4,554	$4,681

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. During the first quarter of 2017, the Company shortened the look-back period it uses to determine historical loss rates to the previous twelve quarters from sixteen quarters. No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows as of the dates indicated:

(In thousands)	March 31, 2017	December 31, 2016
Construction and land development	$6,049	$7,996
Residential real estate	371	871
Farmland and other commercial enterprises	1,580	1,806
Total	$8,000	$10,673

OREO activity for the three months ended March 31, 2017 and 2016 was as follows:

Three months ended March 31, (In thousands)	2017	2016
Beginning balance	$10,673	$21,843
Transfers from loans and other increases	193	551
Proceeds from sales	(2,871)	(778)
Gain (loss) on sales, net	115	(21)
Write downs and other decreases, net	(110)	(597)
Ending balance	$8,000	$20,998

At March 31, 2017, the Company had a total of $1.2 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

Of the total repurchase agreements, $32.8 million are classified as short-term borrowings and $1.3 million are classified as long-term borrowings on the balance sheet at March 31, 2017. At year-end 2016, $35.1 million and $1.3 million are classified as short-term and long-term borrowings, respectively. The following tables represent the remaining maturity of repurchase agreements disaggregated by the class of securities pledged as of the dates indicated.

	Remaining Contractual Maturity of the Agreements
March 31, 2017 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
U.S. government agency securities	$31,386	$258	$-	$1,400	$1,029	$34,073
Total	$31,386	$258	$-	$1,400	$1,029	$34,073

	Remaining Contractual Maturity of the Agreements
December 31, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
U.S. government agency securities	$33,682	$1,203	$-	$458	$1,027	$36,370
Total	$33,682	$1,203	$-	$458	$1,027	$36,370

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2017 and 2016.

Three months ended March 31, (In thousands)	2017	2016
Service cost	$147	$159
Interest cost	167	171
Curtailment gain recognized	(351)	-
Recognized prior service cost	8	13
Net periodic benefit cost	$(29)	$343

In connection with the merger of certain of its subsidiaries in February 2017, the Company recognized a curtailment gain of $351 thousand during the first quarter of 2017 as a result of revaluing its postretirement medical benefits plan liability due to a reduction in workforce. The gain is net of $67 thousand of prior service costs recognized due to the curtailment.

The Company expects benefit payments of $468 thousand for 2017, of which $82 thousand have been made during the first three months of 2017.

11. Regulatory Matters

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The regulatory ratios of the consolidated Company and its subsidiary bank were as follows for the dates indicated:

	March 31, 2017				December 31, 2016
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	16.37%	19.17%	19.99%	13.36%	16.43%	19.28%	20.10%	13.20%
United Bank & Capital Trust Company	15.55	15.55	16.37	10.86	*	*	*	*
Farmers Bank & Capital Trust Company	*	*	*	*	16.53	16.53	17.23	9.80
United Bank & Trust Company	*	*	*	*	15.54	15.54	16.47	12.38
First Citizens Bank	*	*	*	*	13.56	13.56	14.16	9.76
Citizens Bank of Northern Kentucky, Inc.	*	*	*	*	15.24	15.24	16.40	10.68

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

*In February 2017, the Company merged United Bank & Trust Company, First Citizens Bank, Inc., and Citizens Bank of Northern Kentucky, Inc. into Farmers Bank & Capital Trust Company in Frankfort, KY, the name of which was immediately changed to United Bank & Capital Trust Company.

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $15.8 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosure for available for sale investment securities as of March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
Obligations of U.S. government-sponsored entities	$94,883	$-	$94,883	$-
Obligations of states and political subdivisions	129,595	-	129,595	-
Mortgage-backed securities – residential	212,639	-	212,639	-
Mortgage-backed securities – commercial	47,535	-	47,535	-
Corporate debt securities	7,393	-	7,393	-
Mutual funds and equity securities	861	861	-	-
Total	$492,906	$861	$492,045	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Obligations of U.S. government-sponsored entities	$71,694	$-	$71,694	$-
Obligations of states and political subdivisions	132,292	-	132,292	-
Mortgage-backed securities – residential	224,307	-	224,307	-
Mortgage-backed securities – commercial	45,613	-	45,613	-
Corporate debt securities	6,125	-	6,125	-
Mutual funds and equity securities	833	833	-	-
Total	$480,864	$833	$480,031	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
Collateral-dependent Impaired Loans
Real estate mortgage – residential	$353	$-	$-	$353
Commercial, financial, and agriculture	64	-	-	64
Total	$417	$-	$-	$417

OREO
Construction and land development	$1,231	-	-	1,231
Residential real estate	27	-	-	27
Farmland and other commercial enterprises	132	-	-	132
Total	$1,390	$-	$-	$1,390

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,909	$-	$-	$2,909
Real estate mortgage – residential	3,137	-	-	3,137
Real estate mortgage – farmland and other commercial enterprises	351			351
Total	$6,397	$-	$-	$6,397

OREO
Construction and land development	$4,883	$-	$-	$4,883
Residential real estate	234	-	-	234
Farmland and other commercial enterprises	1,070	-	-	1,070
Total	$6,187	$-	$-	$6,187

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended March 31,	2017	2016
Impairment charges:
Collateral-dependent impaired loans	$65	$41
OREO	110	597
Total	$175	$638

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is sometimes necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2017 and 2016.

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Average
March 31, 2017
Collateral-dependent impaired loans	$417	Discounted appraisals	Marketability discount	0%	-	37.0%	6.4%
OREO	$1,390	Discounted appraisals	Marketability discount	5.4%	-	55.9%	44.0%
December 31, 2016
Collateral-dependent impaired loans	$6,397	Discounted appraisals	Marketability discount	0%	-	67.8%	3.5%
OREO	$6,187	Discounted appraisals	Marketability discount	0%	-	50.0%	11.2%

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

Federal Home Loan Bank and Federal Reserve Bank Stock

The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is estimated at book value due to restrictions that limit the sale or transfer of such securities.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets
Cash and cash equivalents	$95,564	$95,564	$95,564	$-	$-
Held to maturity investment securities	3,475	3,600	-	3,600	-
Loans, net	980,326	980,178	-	-	980,178
Accrued interest receivable	4,585	4,585	-	4,585	-
Federal Home Loan Bank and Federal Reserve Bank Stock	13,410	13,410	-	-	13,410

Liabilities
Deposits	1,388,077	1,388,247	1,128,850	-	259,397
Federal funds purchased and short-term securities sold under agreements to repurchase	32,786	32,786	-	32,786	-
Securities sold under agreements to repurchase and other long-term borrowings	14,892	15,215	-	15,215	-
Subordinated notes payable to unconsolidated trusts	33,506	21,521	-	-	21,521
Accrued interest payable	289	289	-	289	-

December 31, 2016
Assets
Cash and cash equivalents	$113,534	$113,534	$113,534	$-	$-
Held to maturity investment securities	3,488	3,597	-	3,597	-
Loans, net	961,631	962,437	-	-	962,437
Accrued interest receivable	5,019	5,019	-	5,019	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	9,840	-	-	9,840

Liabilities
Deposits	1,369,907	1,369,567	1,099,211	-	270,356
Federal funds purchased and short-term securities sold under agreements to repurchase	35,085	35,085	-	35,085	-
Securities sold under agreements to repurchase and other long-term borrowings	19,931	20,410	-	20,410	-
Subordinated notes payable to unconsolidated trusts	33,506	21,234	-	-	21,234
Accrued interest payable	321	321	-	321	-

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

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in the Company’s most recent annual report on Form 10-K, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for, close, and realize the benefits of anticipated transactions; unexpected claims or litigation against the Company; expected insurance or other recoveries; technological or operational difficulties; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its subsidiary bank’s ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company’s forward-looking statements are based on information available at the time such statements are made. The Company expressly disclaims any intent or obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or other changes.

RESULTS OF OPERATIONS

First Quarter 2017 Compared to First Quarter 2016

The Company reported net income of $3.3 million or $.44 per common share and $6.2 million or $.82 per common share for the quarters ended March 31, 2017 and 2016, respectively. This represents a decrease of $2.9 million or 46.1%, and $.38 on a per common share basis in the comparison. The current quarter includes pre-tax expenses of $472 thousand ($307 thousand after tax) or $.04 per common share related to the Company’s consolidation of its four bank subsidiaries and data processing subsidiary into one bank. This consolidation was completed in February 2017. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended March 31,	2017	2016	Increase (Decrease)
Interest income	$14,379	$15,330	$(951)
Interest expense	916	2,043	(1,127)
Net interest income	13,463	13,287	176
Provision for loan losses	580	(473)	1,053
Net interest income after provision for loan losses	12,883	13,760	(877)
Noninterest income	5,251	9,542	(4,291)
Noninterest expenses	13,529	14,407	(878)
Income before income taxes	4,605	8,895	(4,290)
Income tax expense	1,276	2,715	(1,439)
Net income	$3,329	$6,180	$(2,851)

Basic and diluted net income per common share	$.44	$.82	$(.38)
Cash dividends declared per common share	.10	.07	.03

Weighted average common shares outstanding – basic and diluted	7,510	7,500	10
Return on average assets	.81%	1.41%	(60) bp
Return on average equity	7.27%	13.73%	(646) bp

 bp – basis points.

The $2.9 million decline in net income is attributed primarily to a pretax gain during the prior-year first quarter of $4.1 million related to the early extinguishment of debt. Net interest income and the provision for loan losses increased $176 thousand or 1.3% and $1.1 million, respectively. Salaries and employee benefits and expenses related to repossessed real estate decreased $362 thousand and $565 thousand, respectively. Further information related to the more significant components making up the decline in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2017, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends. The shape of the yield curve has flattened since year-end 2016, with lower yields on longer-term maturities and higher yields on shorter-term maturities. Yields for the ten and thirty-year maturity periods declined 6 basis points each while the six-month and two-year maturities were up 29 and 7 basis points, respectively. During March 2017, the Federal Reserve Board (“Federal Reserve”) raised the short-term federal funds target interest rate to a range between 0.75% and 1.00%, up from a target range of 0.50% to 0.75% established in December 2016 and a range of 0.25% to 0.50% targeted in December 2015. The Federal Reserve has indicated that it will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At March 31, 2017, the national and Kentucky unemployment rate was 4.5% and 5.0%, respectively. The national inflation rate at March 31, 2017 was 2.4% based on the Consumer Price Index published by the Bureau of Labor Statistics, up from 2.1% at year-end 2016.

Net interest income was $13.5 million for the first three months of 2017, an increase of $176 thousand or 1.3% compared to $13.3 million a year earlier. The increase in net interest income was driven by a decline in interest expense of $1.1 million or 55.2% partially offset by a decrease in interest income of $951 thousand or 6.2%. Interest expense on deposits and borrowed funds were down $113 thousand or 17.5% and $1.0 million or 72.6%, respectively. Interest income on loans declined $368 thousand or 3.0%. Interest on loans in the year-ago quarter was positively impacted by the collection of $236 thousand related to a nonaccrual commercial real estate loan that fully paid off during the quarter. Interest income on investments decreased $648 thousand or 20.6%.

The decline in interest income on loans was driven by a lower average rate earned of 19 basis points, partially offset by a higher average loan balance outstanding. The average rate earned on loans during the first quarter of 2016 was boosted 10 basis points by the collection of interest on the nonaccrual loan identified above. Average loans for the current quarter increased $15.9 million or 1.7% compared to the prior-year quarter. While loans have increased in the comparison and in six out of the last eight quarters, the Company continues to adhere to its strong credit underwriting standards and commitment to improving the overall credit quality of the loan portfolio.

Interest income on investment securities is down due mainly to lower volume. Average investment securities for the quarter decreased $88.2 million or 15.2% from a year ago. Volume declines are mainly the result of the balance sheet deleverage transaction that was announced during the third quarter of 2016, which is more fully described below.

The decrease in interest expense on deposits was driven by lower average outstanding balances and rate declines related to time deposits. Interest expense on borrowed funds was down primarily due to the early repayment of $100 million of high fixed-rate borrowings during the third quarter of 2016 and, to a lesser extent, the early extinguishment of $15.5 million of debt near the beginning of the first quarter of 2016.

Overall declines in the average rate earned from interest income on loans and average interest rate paid on deposits are the result of a slow growing economy and related low interest rate environment, competitive pressures, and the Company’s ongoing strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and capital position.

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

As part of its strategy to improve net interest income and net interest margin, the Company completed a series of transactions during the last half of 2016 to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings due to mature in November 2017. The Company incurred a prepayment fee of $3.8 million, which was offset by a gain in the same amount on the sale of investment securities. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also took action to reposition its investment securities portfolio by replacing approximately $78 million of certain lower yielding short-term investments with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The lower yielding short-term investments were built up in anticipation of the debt repayment. The average yield on the investments identified for the repositioning strategy was 0.85% compared to a targeted reinvestment yield of 1.85%. As a result, the average life of the securities portfolio increased to 4.0 years from 3.5 years.

The net interest margin on a taxable equivalent basis was 3.60% for the current quarter, an increase of 24 basis points compared with 3.36% a year earlier. Net interest spread increased 30 basis points to 3.50% up from 3.20% a year ago. Net interest margin and spread for the prior-year first quarter was positively impacted six basis points related to the collection of interest on the nonaccrual commercial real estate loan identified above. The Company expects its net interest margin to trend slightly upward in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the quarterly periods ended March 31.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended March 31,	2017			2016
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$369,635	$1,900	2.08%	$456,424	$2,509	2.21%
Nontaxable[2]	123,174	887	2.92	124,606	939	3.03
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	92,593	166	.73	96,451	101	.42
Loans[2,3,4]	974,987	11,796	4.91	959,048	12,157	5.10
Total earning assets	1,560,389	$14,749	3.83%	1,636,529	$15,706	3.86%
Allowance for loan losses	(9,448)			(10,206)
Total earning assets, net of allowance for loan losses	1,550,941			1,626,323
Nonearning Assets
Cash and due from banks	25,462			22,906
Premises and equipment, net	31,852			32,906
Other assets	58,660			82,560
Total assets	$1,666,915			$1,764,695
Interest Bearing Liabilities
Deposits
Interest bearing demand	$349,212	$91	.11%	$330,180	$66	.08%
Savings	421,230	124	.12	403,716	131	.13
Time	264,585	318	.49	317,608	449	.57
Federal funds purchased and short-term securities sold under agreements to repurchase	35,049	22	.25	36,693	24	.26
Securities sold under agreements to repurchase and other long-term borrowings	49,506	361	2.96	156,444	1,373	3.53
Total interest bearing liabilities	1,119,582	$916	.33%	1,244,641	$2,043	.66%
Noninterest Bearing Liabilities
Demand deposits	337,016			311,453
Other liabilities	24,541			27,531
Total liabilities	1,481,139			1,583,625
Shareholders’ equity	185,776			181,070
Total liabilities and shareholders’ equity	$1,666,915			$1,764,695
Net interest income		13,833			13,663
TE basis adjustment		(370)			(376)
Net interest income		$13,463			$13,287
Net interest spread			3.50%			3.20%
Impact of noninterest bearing sources of funds			.10			.16
Net interest margin			3.60%			3.36%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $326 thousand and $318 thousand in 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended March 31,	2017/2016[1]	Volume	Rate

Interest Income
Taxable investment securities	$(609)	$(465)	$(144)
Nontaxable investment securities[2]	(52)	(12)	(40)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	65	(27)	92
Loans[2]	(361)	1,013	(1,374)
Total interest income	(957)	509	(1,466)
Interest Expense
Interest bearing demand deposits	25	3	22
Savings deposits	(7)	27	(34)
Time deposits	(131)	(71)	(60)
Federal funds purchased and short-term securities sold under agreements to repurchase	(2)	(1)	(1)
Securities sold under agreements to repurchase and other long-term borrowings	(1,012)	(819)	(193)
Total interest expense	(1,127)	(861)	(266)
Net interest income	$170	$1,370	$(1,200)
Percentage change	100.0%	805.9%	(705.9)%

[1]	The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

[2]	Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continued recent trends of improvement during the current quarter, as certain credit quality metrics are at or near recent quarterly bests.

The Company recorded a provision for loan losses in the amount of $580 thousand and a credit to the provision of $473 thousand for the current and year-ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.96% at March 31, 2017 compared to 0.96% and 1.02% at year-end 2016 and March 31, 2016, respectively. The provision for loan losses was driven by net charge-offs of $417 thousand for the current quarter combined with an increase in specific reserves on impaired loans. Net charge-offs during the quarter were limited primarily to one credit relationship in the amount of $405 thousand which was secured by several multifamily residential properties. Although impaired loans declined $2.2 million during the quarter, the specific reserves attributed to the impaired loan portion of the portfolio increased $205 thousand primarily due to one unsecured consumer credit. This is due to the characteristics of the individual loans that are classified as impaired.

While historical loss rates continued to be low, the effect of the decline in loss rates on the allowance for loan losses was offset by the loan growth during the current quarter. The loan portfolio increased $18.9 million or 1.9% during the quarter. Overall credit quality metrics of the loan portfolio has continued to improve. Nonperforming loans, loans graded as substandard or below, and watch list loans have each declined when compared with a year earlier. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2017	2016	Increase (Decrease)%
Service charges and fees on deposits	$1,958	$1,867	$91	4.9%
Allotment processing fees	715	874	(159)	(18.2)
Other service charges, commissions, and fees	1,400	1,282	118	9.2
Trust income	704	654	50	7.6
Investment securities (losses) gains, net	(9)	83	(92)	(110.8)
Gain on sale of mortgage loans, net	154	200	(46)	(23.0)
Income from company-owned life insurance	235	325	(90)	(27.7)
Gain on debt extinguishment	-	4,050	(4,050)	NM
Other	94	207	(113)	(54.6)
Total noninterest income	$5,251	$9,542	$(4,291)	(45.0)%

NM – not meaningful.

The decline in noninterest income is mainly attributed to the $4.1 million pre-tax gain during the first quarter of 2016 related to the early extinguishment of debt. Noninterest income in the year-ago quarter also includes a $100 thousand payment received related to a litigation settlement. Service charges and fees on deposits increased primarily due to higher service charges of $103 thousand or 85.7%, partially offset by lower overdraft fees of $59 thousand or 6.0%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation. This contributed to an overall increase in service charges compared to the prior year. The Company anticipates that service charges on deposits will increase incrementally in the short term compared with the year-ago periods; however, it cannot quantify with precision the longer term impact of this change on customer behavior and related deposit balances and fee income. The increase in nondeposit service charges, commissions, and fees was driven by small increases across multiple line items.

The decrease in allotment processing fees is a result of lower processing volume stemming from the U.S. Department of Defense policy that went into effect on January 1, 2015 which restricts the types of purchases active duty service members are able to make using the military allotment system for payment. The Company seeks to mitigate these declines by diversifying its customer base beyond the historically strong level of military participants and by expanding its payment processing options. Net losses on the sale of investment securities compared to net gains in the prior year is attributed to normal asset/liability management strategies, as the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, improve risk exposures, and/or enhance its capital position. The decline in income from company-owned life insurance is primarily due to a tax-free death benefit received in excess of the cash surrender value during the first quarter of 2016 of $81 thousand.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2017	2016	Increase (Decrease)%
Salaries and employee benefits	$7,617	$7,979	$(362)	(4.5)%
Occupancy expenses, net	1,214	1,190	24	2.0
Equipment expenses	553	532	21	3.9
Data processing and communication expenses	1,293	1,217	76	6.2
Bank franchise tax	557	599	(42)	(7.0)
Deposit insurance expenses	137	298	(161)	(54.0)
Other real estate expenses, net	74	639	(565)	(88.4)
Legal expenses	85	167	(82)	(49.1)
Other	1,999	1,786	213	11.9
Total noninterest expense	$13,529	$14,407	$(878)	(6.1)%

Noninterest expense for the current quarter includes $472 thousand related to the consolidation of the Company’s subsidiaries. The decline in noninterest expense in the comparison was driven by lower expenses related to repossessed real estate, which were down primarily as a result of lower property write-downs of $487 thousand or 81.6%. The prior-year period includes one larger-balance commercial real estate property with a write-down of $352 thousand as a result of receiving an updated appraisal.

The decrease in salaries and employee benefits is attributed to lower employee benefits of $604 thousand or 44.0% primarily related to a curtailment gain of $351 thousand in the current quarter, which was the result of revaluing the Company’s postretirement medical benefits plan liability due to a reduction in workforce related to the subsidiary consolidation plan that was completed in the current quarter. Also contributing to the decline in employee benefits was lower claims activity related to the Company’s self-funded health insurance plan of $198 thousand due to the reduced workforce. Salary expense for the current quarter includes $301 thousand for severance pay accruals related to the consolidation. There were no similar accruals during the prior year quarter. The Company had 443 full time equivalent employees at quarter-end, down from 495 a year ago.

Legal expenses are lower mainly due to a recovery of $56 thousand in the current quarter combined with the level of activity occurring in the normal course of business. The reduction in deposit insurance expense is due to a combination of further improvement in the risk rating at the Company’s subsidiary bank and lower assessment rates. Data processing and communication expense were up mainly due to additional expenses during the current year of $127 thousand related to the consolidation of subsidiaries. The increase in other noninterest expense was driven by higher supplies expense of $72 thousand or 67.0% due to $21 thousand related to the consolidation and the timing of the replenishment of operational supplies.

Income Taxes

Income tax expense was $1.3 million for the first quarter of 2017, a decrease of $1.4 million or 53.0% compared to $2.7 million for the first quarter of 2016. The effective income tax rates were 27.7% and 30.5% for the current and year-ago quarters, respectively. Income tax expense and the effective tax rate are down in the current period as a result of lower pretax income, made up by a higher mix of tax-exempt versus taxable sources of revenue that was driven by the $4.1 million pretax gain on extinguishment of debt in the year-ago quarter.

FINANCIAL CONDITION

Total assets were $1.7 billion at March 31, 2017, an increase of $11.4 million or 0.7% from year-end 2016, led by an increase in loans, net of allowance, of $18.7 million. Liabilities were up $7.8 million of 0.5% and equity increased $3.7 million or 2.0% in the comparison. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016	Increase (Decrease)%
Cash and cash equivalents	$95,564	$113,534	$(17,970)	(15.8)%
Investment securities	496,381	484,352	12,029	2.5
Loans, net of allowance of $9,507 and $9,344	980,326	961,631	18,695	1.9
Other real estate owned	8,000	10,673	(2,673)	(25.0)
Other assets	102,188	100,840	1,348	1.3
Total assets	$1,682,459	$1,671,030	$11,429	.7%

Deposits	$1,388,077	$1,369,907	$18,170	1.3%
Federal funds purchased and short-term securities sold under agreements to repurchase	32,786	35,085	(2,299)	(6.6)
Other borrowings	48,398	53,437	(5,039)	(9.4)
Other liabilities	25,458	28,535	(3,077)	(10.8)
Total liabilities	1,494,719	1,486,964	7,755	.5

Common stock	939	939	-	-
Capital surplus	51,968	51,885	83	.2
Retained earnings	137,228	134,650	2,578	1.9
Accumulated other comprehensive income	(2,395)	(3,408)	1,013	29.7
Total shareholders’ equity	187,740	184,066	3,674	2.0
Total liabilities and shareholders’ equity	$1,682,459	$1,671,030	$11,429	.7%

End of period tangible book value per common share[1]	$24.99	$24.51	$.48	2.0%
End of period per common share closing price	40.40	42.05	(1.65)	(3.9)

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Cash and cash equivalents are down mainly as a result of funding new loans, investment securities, and the repayment of long-term borrowings partially offset by an increase in deposits. The increase in loans was driven mainly by loans secured by real estate, primarily commercial and construction related lending, partially offset by lower residential real estate. OREO decreased primarily due to property sales and impairment charges to adjust carrying amounts to their estimated fair value less cost to sell.

The increase in total liabilities was driven by higher deposits, partially offset by a reduction in both short and long-term borrowings. Deposits were up primarily from higher noninterest bearing demand deposits and savings deposits. The trend over the last several years has been for deposits in the first quarter of the year to exceed the prior year-end amount, then decreasing in the second and third quarters before trending back up during the fourth quarter. These trends indicate a certain amount of seasonality in our customer deposit base. The decrease in long-term borrowings was driven by principal payments of $5.0 million related to Federal Home Loan Bank (“FHLB”) borrowings during the quarter.

Shareholders’ equity was up primarily due to net income of $3.3 million and other comprehensive income of $1.0 million, partially offset by dividends declared on common stock of $751 thousand. Other comprehensive income was driven by an increase in the after-tax unrealized gain related to the available for sale investment securities portfolio of $948 thousand.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At March 31, 2017, temporary investments were $74.1 million, a decrease of $13.8 million or 15.7% from year-end 2016.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $496 million at March 31, 2017, an increase of $12.0 million or 2.5% compared to $484 million at year-end 2016.

The increase in investment securities was driven by net purchases totaling $11.6 million and higher market values related to the available for sale portfolio of $1.5 million, partially offset by net premium amortization of $910 thousand. Net purchases for the quarter include investing excess cash of $25.0 million near the end of the quarter in a short-term FHLB discount note that matured early in the second quarter.

Loans

Loans were $990 million at March 31, 2017, an increase of $18.9 million or 1.9% compared to year-end 2016, and represents the second consecutive quarter of growth. The back-to-back quarterly increase in loans represent the largest two consecutive quarterly increases in loans since the first two quarters of 2007. While recent loan demand and near term prospects are encouraging, the Company continues a conservative approach to loan originations while it works to further reduce its level of nonperforming assets. Generating high quality loan demand remains a challenge as economic growth remains unsteady.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $732 thousand and $375 thousand in the aggregate during the first three months of 2017 and 2016, respectively. The average amount of the purchased loans was $122 thousand for 2017 and $94 thousand for 2016.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$121,021	12.2%	$120,230	12.4%
Real estate mortgage – residential	343,992	34.8	350,295	36.1
Real estate mortgage – farmland and other commercial enterprises	421,912	42.6	400,367	41.2
Commercial, financial, and agriculture	94,428	9.5	90,848	9.4
Installment	8,480	.9	9,235	.9
Total	$989,833	100.0%	$970,975	100.0%

On an average basis, loans represented 62.5% of earning assets for the first three months of 2017, an increase of 388 basis points compared to 58.6% for the year 2016. The increase in the level of loans as a percentage of earning assets reflects the continued growth in the loan portfolio over the past year combined with a significant decrease in investment securities as a result of unwinding the balance sheet leverage transaction. The increase in loans in recent periods has been funded by cash flows from investment securities and temporary investments. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate by management to cover probable losses in the loan portfolio. The determination of the appropriate level of allowance for loan losses requires significant judgment in order to reflect credit losses specifically identified in the Company’s loan portfolio as well as management's best estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses and the related provision for loan losses generally fluctuate as the relative level of nonperforming and impaired loans vary. However, other factors impact the amount of the allowance such as the Company’s historical loss experience, the financial condition of its borrowers, general economic conditions, and other qualitative risk factors as described in greater detail in the Company’s most recent annual report on Form 10-K.

The allowance for loan losses was $9.5 million or 0.96% of outstanding loans at March 31, 2017. This compares to $9.3 million or 0.96% of net loans outstanding at year-end 2016. The allowance as a percentage of net loans outstanding remained unchanged from the prior year-end as a result of loan growth during the quarter. As a percentage of nonperforming loans, the allowance for loan losses was 34.3% at March 31, 2017 compared to 31.8% at year-end 2016. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans as discussed further below.

Nonperforming loans include $22.6 million of accruing restructured loans, which represents 81.3% of total nonperforming loans at the end of the quarter. At year-end 2016, this amount was $22.9 million or 78.1%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate resulting from the restructuring. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $3.2 million or 7.9% and $2.9 million or 7.0% of such loans at quarter-end and year-end, respectively. The increase in allowance specifically allocated to impaired loans was driven by $178 thousand related to one unsecured consumer credit. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 183% and 145% for the current quarter and year-end 2016, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2016 continued during the first three months of 2017. While the specific reserve on total impaired loans edged up $205 thousand or 7.0% during the quarter primarily related to one credit, total impaired loans declined $2.2 million or 5.2%. This is due to the characteristics of the individual loans that are classified as impaired.

Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best level in the last three years.

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$27,736	$29,365	$31,227	$43,551	$27,736
Nonaccrual loans	5,182	6,423	7,540	18,095	5,182
Loans past due 30-89 days and still accruing	1,453	2,259	852	3,651	588
Loans graded substandard or below	35,855	37,650	41,756	68,448	35,855
Impaired loans	39,732	41,895	39,964	49,623	37,182
Loans, net of unearned income	989,833	970,975	962,289	989,833	927,389

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

Nonperforming loans were $27.7 million at March 31, 2017, a decrease of $1.6 million or 5.5% compared to $29.4 million at year-end 2016. Nonaccrual loans and accruing restructured loans decreased $1.2 million or 19.3% and $391 thousand or 1.7%, respectively. Loan payments include $954 thousand related to nonaccrual loans during the quarter, which include two larger balance credits totaling $712 thousand in the aggregate. One of these larger balance credits also had a charge-off totaling $405 thousand and the remaining collateral securing the loan was repossessed and subsequently sold at a small gain. There are no further balances outstanding related to this credit.

Accruing restructured loans make up $22.6 million or 81.3% of the Company’s nonperforming loans at March 31, 2017 compared with $5.2 million or 18.7% related to nonaccrual loans. Additionally, three larger balance credits account for $21.4 million or 94.7% of total restructured loans. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	March 31, 2017	December 31, 2016
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$475	$712
Real estate mortgage – residential	2,343	2,316
Real estate mortgage – farmland and other commercial enterprises	2,361	3,383
Consumer
Secured	1	4
Unsecured	2	8
Total nonaccrual loans	$5,182	$6,423

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$3,627	$3,637
Real estate mortgage – residential	3,774	4,006
Real estate mortgage – farmland and other commercial enterprises	14,641	14,787
Commercial
Commercial and industrial	376	377
Consumer
Unsecured	133	135
Total restructured loans	$22,551	$22,942

Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – residential	$3	$-
Total past due 90 days or more and still accruing	$3	$-

Total nonperforming loans	$27,736	$29,365

Ratio of total nonperforming loans to total loans	2.8%	3.0%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2017 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2016	$6,423	$22,942
Additions	340	-
Principal paydowns	(954)	(391)
Transfers to other real estate owned	(187)	-
Charge-offs	(440)	-
Balance at March 31, 2017	$5,182	$22,551

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $39.8 million and $44.0 million at March 31, 2017 and year-end 2016, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is mainly attributed to a slow-growth economy which continues to strain certain of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At March 31, 2017, the five largest potential problem credits were $11.4 million in the aggregate compared to $11.5 million at year-end 2016.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At March 31, 2017, OREO was $8.0 million, a decrease of $2.7 million or 25.0% compared to $10.7 million at year-end 2016. The decrease was driven by sales activity, primarily attributed to the sale of a residential real estate development property with a carrying value of $1.9 million and related gain of $147 thousand. OREO has declined $44.6 million or 84.8% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2017 follows.

(In thousands)	Amount
Balance at December 31, 2016	$10,673
Transfers from loans and other increases	193
Proceeds from sales	(2,871)
Gain on sales, net	115
Write-downs	(110)
Balance at March 31, 2017	$8,000

Deposits

A summary of the Company’s deposits are as follows for the periods indicated:

	End of Period			Average
(In thousands)	March 31, 2017	December 31, 2016	Increase (Decrease)	Three Months March 31, 2017	Twelve Months December 31, 2016	Increase (Decrease)
Noninterest Bearing	$350,668	$334,676	$15,992	$337,016	$324,596	$12,420

Interest Bearing
Demand	353,419	348,197	5,222	349,212	334,818	14,394
Savings	424,763	416,611	8,152	421,230	407,353	13,877
Time	259,227	270,423	(11,196)	264,585	296,258	(31,673)
Total interest bearing	1,037,409	1,035,231	2,178	1,035,027	1,038,429	(3,402)

Total Deposits	$1,388,077	$1,369,907	$18,170	$1,372,043	$1,363,025	$9,018

The increase in total end of period deposits was driven by higher noninterest bearing demand deposits and savings deposits of $16.0 million or 4.8% and $8.2 million or 2.0%, respectively. Interest bearing demand deposits increased $5.2 million or 1.5% and time deposits decreased $11.2 million or 4.1%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into interest and noninterest bearing demand accounts or savings accounts by the customer. As rates have generally decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $81.2 million at March 31, 2017, down $7.3 million or 8.3% from year-end 2016. The decline in borrowed funds was driven by a $5.0 million or 9.4% decrease in long-term borrowings. Long-term borrowings were down due to a principal payment to the FHLB of $5.0 million for borrowings that matured in February which carried a fixed interest rate of 4.45%. The Company has $10.0 million of FHLB debt outstanding with a fixed interest rate of 3.95% which matures during the third quarter of 2017.

Short-term borrowings were $32.8 million at quarter-end, down $2.3 million or 6.6% from year-end 2016. This is attributable to a decline in repurchase agreements with commercial depositors in the normal course of business. Short-term borrowings primarily represent funds that have been swept out of the deposit accounts to facilitate the needs of certain qualifying commercial customers into repurchase agreements. Such transactions are accounted for as secured borrowings by the Company.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary bank, United Bank & Capital Trust Company (“United Bank” or the “Bank”), balances of cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Primary uses of cash include the payment of dividends to its shareholders, paying interest expense on borrowings, and payments to fund general operating expenses.

Payments of dividends to the Parent Company by the Bank are subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at the Bank exceed regulatory established “well-capitalized” status at March 31, 2017 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $40.5 million and $44.3 million at March 31, 2017 and year-end 2016, respectively. Significant cash receipts for 2017 include management fees from subsidiaries of $550 thousand. Significant cash payments include $1.5 million to the Bank in connection with the transfer of Parent Company personnel and related liabilities resulting from the consolidation of its subsidiaries; $1.4 million for salaries, payroll taxes, and employee benefits incurred prior to the consolidation of subsidiaries; $751 thousand for the payment of dividends on common stock; and $196 thousand for the payment of interest expense on subordinated notes payable.

The Company's objective as it relates to liquidity is to ensure that the Bank has funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the Bank has several sources of funds available on a daily basis. For assets, those sources of funds include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. These assets primarily include cash and due from banks, federal funds sold, investment securities, and cash flow generated by the repayment of principal and interest on loans and investment securities. For liabilities, sources of funds primarily include the Bank’s core deposits, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

As of March 31, 2017, the Company had $294 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $275 million at year-end 2016.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At March 31, 2017, consolidated liquid assets were $588 million, down $5.9 million or 1.0% compared to $594 million at year-end 2016. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position, including an overall increase in deposits of $18.2 million during the current quarter. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $5.9 million and $4.2 million for the first three months of 2017 and 2016, respectively. This represents an increase of $1.7 million or 41.6%. Net cash used in investing activities was $34.0 million and $4.8 million in the comparable periods. This represents an increase of $29.2 million, driven by investment securities activity, loan activity and, to a lesser extent, purchases of restricted stock investments. The Company had net cash outflows of $11.6 million related to investment securities for 2017, up $10.3 million compared with the year-ago period. Net cash outflows represent purchases in excess of proceeds from the sale, maturity, and call of investment securities. For loans, the Company had cash outflow representing overall net principal advances of $18.4 million for 2017 compared to $3.4 million a year earlier. In the first quarter of 2017, the Company purchased $3.6 million of restricted stock investments consisting of Federal Reserve Bank (“FRB”) stock compared to purchases of $472 thousand in 2016. The Company purchased the additional FRB stock in 2017 as a result of the merger of its subsidiaries. Two of the merged banks were previously not members of a regional FRB.

Net cash provided by financing activities was $10.1 million for the first three months of 2017 compared with net cash used in financing activities of $5.6 million for the comparable period a year earlier. The change was driven primarily by deposit activity, cash paid in the prior year to extinguish subordinated notes payable to unconsolidated trusts, and net repayments of long-term borrowings. For 2017, deposits increased $18.2 million, up $12.7 million compared with an increase of $5.5 million for 2016. During 2016, the Company paid $11.0 million to purchase the trust preferred securities issued by Trust II and subsequently extinguished the subordinated debt issued to the trust. There was no similar transaction in the current year. For 2017, the Company had net repayments of long-term borrowings of $5.0 million, up $4.8 million from $236 thousand in 2016.

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

CAPITAL RESOURCES

Shareholders’ equity was $188 million at March 31, 2017, an increase of $3.7 million or 2.0% compared to $184 million at year-end 2016. The increase in shareholders’ equity was driven by net income of $3.3 million and higher accumulated other comprehensive income of $1.0 million, partially offset by dividends declared on common stock of $751 thousand. The increase in accumulated other comprehensive income is primarily due to a $948 thousand after-tax increase in the market value of the available for sale investment securities portfolio, which correlates with a general decline in long term market interest rates during the quarter. As market interest rates fall, the value of fixed rate investments generally increase.

At March 31, 2017, the Company’s tangible common equity ratio was 11.16%, an increase of 14 basis points compared to 11.02% at year-end 2016. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets, which excludes intangible assets.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The new rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which began being phased in during 2016), and changes to how regulatory capital is defined. The Company and the Bank meet the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary bank are presented in the following table for the dates indicated.

	March 31, 2017				December 31, 2016
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	16.37%	19.17%	19.99%	13.36%	16.43%	19.28%	20.10%	13.20%
United Bank & Capital Trust Company	15.55	15.55	16.37	10.86	*	*	*	*
Farmers Bank & Capital Trust Company	*	*	*	*	16.53	16.53	17.23	9.80
United Bank & Trust Company	*	*	*	*	15.54	15.54	16.47	12.38
First Citizens Bank	*	*	*	*	13.56	13.56	14.16	9.76
Citizens Bank of Northern Kentucky, Inc.	*	*	*	*	15.24	15.24	16.40	10.68

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

*In February 2017, the Company merged United Bank & Trust Company, First Citizens Bank, Inc., and Citizens Bank of Northern Kentucky, Inc. into Farmers Bank & Capital Trust Company in Frankfort, KY, the name of which was immediately changed to United Bank & Capital Trust Company.

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

At March 31, 2017, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 0.52% and 1.31%, respectively for the year ending December 31, 2017 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 1.23% and 3.01%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on the Company’s deposits is presently below 1.5%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2017 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2017, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 2014, the Company changed the form of payment to its directors for board meeting and quarterly fees from 100% cash to 50% in cash and 50% in Company common stock. The shares are issued as part of a plan adopted by the Board of Directors. Each director has elected to participate by entering into an agreement with the Company to accept common stock in lieu of cash for 50% of the director’s board meeting and quarterly fees. As the shares are only issued to directors as part of a plan approved by the Board, the shares are exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), as a sale not involving any public offering under Section 4(2) of the 1933 Act. Attendance for committee meetings continues to be paid completely in cash. As employee directors are not paid director’s fees, only non-employee directors receive stock under this plan.

In the quarter ended March 31, 2017, the Company issued a total of 746 shares of common stock to its non-employee directors under this plan as compensation for $28 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended March 31, 2017. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

Date:	May 8, 2017	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 8, 2017	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)