Form 10-Q
period 2017-06-30
FARMERS CAPITAL BANK CORP
filed 2017-08-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Common stock, par value $0.125 per share

7,513,964 shares outstanding at August 1, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	55

SIGNATURES	58

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$27,391	$25,666
Interest bearing deposits in other banks	42,926	62,696
Federal funds sold and securities purchased under agreements to resell	-	6,622
Money market mutual funds	27,697	18,550
Total cash and cash equivalents	98,014	113,534
Investment securities:
Available for sale, amortized cost of $465,281 (2017) and $486,038 (2016)	463,620	480,864
Held to maturity, fair value of $3,617 (2017) and $3,597 (2016)	3,461	3,488
Total investment securities	467,081	484,352
Loans, net of unearned income	989,049	970,975
Allowance for loan losses	(9,222)	(9,344)
Loans, net	979,827	961,631
Premises and equipment, net	31,684	31,900
Company-owned life insurance	31,351	30,914
Other real estate owned	6,187	10,673
Other assets	38,196	38,026
Total assets	$1,652,340	$1,671,030
Liabilities
Deposits:
Noninterest bearing	$349,572	$334,676
Interest bearing	1,003,266	1,035,231
Total deposits	1,352,838	1,369,907
Securities sold under agreements to repurchase	32,569	36,370
Federal Home Loan Bank advances	13,562	18,646
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Dividends payable, common stock	751	751
Other liabilities	26,238	27,784
Total liabilities	1,459,464	1,486,964
Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,513,209 and 7,509,444 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	939	939
Capital surplus	52,034	51,885
Retained earnings	140,959	134,650
Accumulated other comprehensive loss	(1,056)	(3,408)
Total shareholders’ equity	192,876	184,066
Total liabilities and shareholders’ equity	$1,652,340	$1,671,030

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$12,106	$11,836	$23,828	$23,926
Interest on investment securities:
Taxable	1,984	2,429	3,884	4,936
Nontaxable	579	606	1,170	1,236
Interest on deposits in other banks	128	93	270	188
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	33	9	57	17
Total interest income	14,830	14,973	29,209	30,303
Interest Expense
Interest on deposits	523	599	1,056	1,245
Interest on securities sold under agreements to repurchase	16	1,021	41	2,045
Interest on Federal Home Loan Bank advances	129	185	289	371
Interest on subordinated notes payable to unconsolidated trusts	213	170	411	357
Total interest expense	881	1,975	1,797	4,018
Net interest income	13,949	12,998	27,412	26,285
Provision for loan losses	(499)	(156)	81	(629)
Net interest income after provision for loan losses	14,448	13,154	27,331	26,914
Noninterest Income
Service charges and fees on deposits	2,012	1,927	3,970	3,794
Allotment processing fees	651	820	1,366	1,694
Other service charges, commissions, and fees	1,328	1,432	2,700	2,714
Trust income	626	665	1,330	1,319
Investment securities (losses) gains, net	(1)	131	(10)	214
Gains on sale of mortgage loans, net	189	222	343	422
Income from company-owned life insurance	221	231	456	556
Gain on debt extinguishment	-	-	-	4,050
Other	76	93	198	300
Total noninterest income	5,102	5,521	10,353	15,063
Noninterest Expense
Salaries and employee benefits	7,646	7,655	15,263	15,634
Occupancy expenses, net	1,135	1,179	2,349	2,369
Equipment expenses	599	639	1,152	1,171
Data processing and communication expenses	1,093	1,212	2,386	2,326
Bank franchise tax	609	611	1,166	1,210
Deposit insurance expense	130	280	267	578
Other real estate expenses, net	326	373	400	1,012
Legal expenses	118	102	203	269
Other	1,690	1,833	3,689	3,722
Total noninterest expense	13,346	13,884	26,875	28,291
Income before income taxes	6,204	4,791	10,809	13,686
Income tax expense	1,722	1,235	2,998	3,950
Net income	$4,482	$3,556	$7,811	$9,736
Per Common Share
Net income – basic and diluted	$.60	$.47	$1.04	$1.30
Cash dividends declared	.10	.07	.20	.14
Weighted Average Common Shares Outstanding
Basic and diluted	7,512	7,502	7,511	7,501

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net Income	$4,482	$3,556	$7,811	$9,736
Other comprehensive income:
Unrealized holding gain on available for sale securities arising during the period, net of tax of $716, $941, $1,226 and $2,387, respectively	1,329	1,749	2,277	4,436

Reclassification adjustment for net realized loss (gain) included in net income, net of tax of $-, $46, $(3) and $75, respectively	1	(85)	7	(139)

Change in unfunded portion of postretirement benefit obligation, net of tax of $5, $5, $36 and $10, respectively	9	9	68	18
Other comprehensive income	1,339	1,673	2,352	4,315
Comprehensive income	$5,821	$5,229	$10,163	$14,051

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Six months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2017 and 2016	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2017	7,509	$939	$51,885	$134,650	$(3,408)	$184,066
Net income	-	-	-	7,811	-	7,811
Other comprehensive income	-	-	-	-	2,352	2,352
Cash dividends declared – common, $.20 per share	-	-	-	(1,502)	-	(1,502)
Shares issued under director compensation plan	1	-	46	-	-	46
Shares issued pursuant to employee stock purchase plan	3	-	87	-	-	87
Expense related to employee stock purchase plan	-	-	16	-	-	16
Balance at June 30, 2017	7,513	$939	$52,034	$140,959	$(1,056)	$192,876

Balance at January 1, 2016	7,500	$937	$51,608	$120,371	$2,782	$175,698
Net income	-	-	-	9,736	-	9,736
Other comprehensive income	-	-	-	-	4,315	4,315
Cash dividends declared – common, $.14 per share	-	-	-	(1,050)	-	(1,050)
Shares issued under director compensation plan	1	-	36	-	-	36
Shares issued pursuant to employee stock purchase plan	3	1	73	-	-	74
Expense related to employee stock purchase plan	-	-	17	-	-	17
Balance at June 30, 2016	7,504	$938	$51,734	$129,057	$7,097	$188,826

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$7,811	$9,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,740	1,800
Net premium amortization of investment securities:
Available for sale	1,694	1,958
Held to maturity	27	26
Provision for loan losses	81	(629)
Deferred income tax expense (benefit)	18	(209)
Noncash employee stock purchase plan expense	16	17
Noncash director fee compensation	46	36
Mortgage loans originated for sale	(12,088)	(16,522)
Proceeds from sale of mortgage loans	13,793	17,078
Gain on sale of mortgage loans, net	(343)	(422)
Loss on disposal of premises and equipment, net	50	2
Net loss on sale and write downs of other real estate	278	857
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	-	(4,050)
Net loss (gain) on sale of available for sale investment securities	10	(214)
Curtailment gain on postretirement benefits plan liability	(351)	-
Increase in cash surrender value of company-owned life insurance	(437)	(452)
Death benefits in excess of cash surrender value on company-owned life insurance	-	(81)
Decrease in accrued interest receivable	312	422
Decrease in other assets	1,816	1,290
Decrease in accrued interest payable	(42)	(48)
Decrease in other liabilities	(1,049)	(277)
Net cash provided by operating activities	13,382	10,318
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	60,210	76,407
Proceeds from sale of available for sale investment securities	-	51,184
Purchase of available for sale investment securities	(41,286)	(120,970)
Purchase of restricted stock investments, net	(3,570)	(472)
Loans originated for investment (greater) less than principal collected, net	(16,711)	2,723
Purchase of loans held for investment	(1,804)	(1,244)
Principal collected on purchased loans	1,329	1,755
Proceeds from death benefits of company-owned life insurance	-	341
Purchase of premises and equipment	(1,462)	(1,005)
Proceeds from sale of other real estate	1,761	2,477
Net cash (used in) provided by investing activities	(1,533)	11,196
Cash Flows from Financing Activities
Net decrease in deposits	(17,069)	(15,549)
Net decrease in short-term securities sold under agreements to repurchase	(3,548)	(2,772)
Proceeds from long-term securities sold under agreements to repurchase	5	6
Repayments of long-term securities sold under agreements to repurchase	(258)	(200)
Repayments of Federal Home Loan Bank advances	(5,084)	(80)
Cash paid to extinguish subordinated notes payable to unconsolidated trust	-	(10,950)
Dividends paid, common stock	(1,502)	(525)
Shares issued under employee stock purchase plan	87	74
Net cash used in financing activities	(27,369)	(29,996)
Net decrease in cash and cash equivalents	(15,520)	(8,482)
Cash and cash equivalents at beginning of year	113,534	120,493
Cash and cash equivalents at end of period	$98,014	$112,011

Unaudited Condensed Consolidated Statements of Cash Flows—(Continued)

Six months ended June 30, (In thousands)	2017	2016
Supplemental Disclosures
Cash paid during the period for:
Interest	$1,839	$4,066
Income Taxes	1,835	1,750
Transfers from loans to other real estate	339	1,330
Sale and financing of other real estate	2,792	3,050
Cash dividends payable, common	751	525
Cancelation of investment in Farmers Capital Bank Trust II	-	464
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	-	15,464

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

3. Accumulated Other Comprehensive Income

The following table presents changes in accumulated other comprehensive income by component, net of tax, for the periods indicated.

Three Months Ended June 30,	2017			2016
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(2,409)	$14	$(2,395)	$5,852	$(428)	$5,424
Other comprehensive income before reclassifications	1,329	8	1,337	1,749	-	1,749
Amounts reclassified from accumulated other comprehensive income	1	1	2	(85)	9	(76)
Net current-period other comprehensive income	1,330	9	1,339	1,664	9	1,673
Ending balance	$(1,079)	$23	$(1,056)	$7,516	$(419)	$7,097

Six Months Ended June 30,	2017			2016
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,363)	$(45)	$(3,408)	$3,219	$(437)	$2,782
Other comprehensive income before reclassifications	2,277	17	2,294	4,436	-	4,436
Amounts reclassified from accumulated other comprehensive income	7	51	58	(139)	18	(121)
Net current-period other comprehensive income	2,284	68	2,352	4,297	18	4,315
Ending balance	$(1,079)	$23	$(1,056)	$7,516	$(419)	$7,097

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Unrealized gains (losses) on available for sale investment securities	$(1)	$131	$(10)	$214	Investment securities (losses) gains, net
	-	(46)	3	(75)	Income tax expense
	$(1)	$85	$(7)	$139	Net of tax

Amortization related to postretirement benefits
Prior service costs	$-	$(12)	$(75)	$(25)	Salaries and employee benefits
Actuarial losses	(2)	(2)	(3)	(3)	Salaries and employee benefits
	(2)	(14)	(78)	(28)	Total before tax
	1	5	27	10	Income tax expense
	$(1)	$(9)	$(51)	$(18)	Net of tax

Total reclassifications for the period	$(2)	$76	$(58)	$121	Net of tax

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

The general portion of the Company’s loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective rolling historical loss rates, adjusted for the qualitative risk factors summarized below. During the first quarter of 2017, the Company shortened the look-back period it uses to determine historical loss rates to the previous twelve quarters from sixteen quarters. The change in the look-back period is the result of the Company’s ongoing monitoring and evaluation of the adequacy of its allowance for loan losses. The shorter look-back period better reflects the Company’s loss estimates based on current market conditions. Shortening the look-back period increased the allowance for loan losses by $49 thousand compared to the previous sixteen quarter look-back period.

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

As amended, ASU No. 2014-09 is effective for the Company in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company expects to adopt ASU No. 2014-09 in the first quarter of 2018. The Company is still assessing the impact this ASU will have on its consolidated financial statements as well as the most appropriate transition method of application. Based on this evaluation to date, the Company has determined that the majority of its revenues earned are excluded from the scope of ASU No. 2014-09. The Company believes that for most revenue streams within the scope of ASU No. 2014-09, the amendments will not change the timing of when the revenue is recognized. The Company will continue to evaluate the impact the adoption of this ASU will have on its consolidated financial statements, focusing on noninterest income sources within the scope of the ASU as well as the new disclosures required; however, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2016-13 is effective for the Company in annual and interim reporting periods beginning after December 15, 2019. Although early adoption is permitted for fiscal years beginning after December 15, 2018, the Company does not plan to early adopt. The Company has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard. The Company has identified a project team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. The project team is in the process of identifying resources needed and has developed a timeline for implementing the standard.

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

5. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of common shares issued and outstanding. There were no dilutive instruments at June 30, 2017 and 2016.

Net income per common share computations were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016

Net income, basic and diluted	$4,482	$3,556	$7,811	$9,736

Average common shares issued and outstanding, basic and diluted	7,512	7,502	7,511	7,501

Net income per common share, basic and diluted	$.60	$.47	$1.04	$1.30

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at June 30, 2017 and December 31, 2016.

June 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$79,734	$160	$377	$79,517
Obligations of states and political subdivisions	126,308	1,128	863	126,573
Mortgage-backed securities – residential	202,825	1,339	2,001	202,163
Mortgage-backed securities – commercial	48,003	9	1,186	46,826
Corporate debt securities	7,575	94	3	7,666
Mutual funds and equity securities	836	42	3	875
Total securities – available for sale	$465,281	$2,772	$4,433	$463,620
Held To Maturity
Obligations of states and political subdivisions	$3,461	$156	$-	$3,617

December 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$71,941	$213	$460	$71,694
Obligations of states and political subdivisions	134,055	773	2,536	132,292
Mortgage-backed securities – residential	225,489	1,505	2,687	224,307
Mortgage-backed securities – commercial	47,164	6	1,557	45,613
Corporate debt securities	6,565	1	441	6,125
Mutual funds and equity securities	824	20	11	833
Total securities – available for sale	$486,038	$2,518	$7,692	$480,864
Held To Maturity
Obligations of states and political subdivisions	$3,488	$109	$-	$3,597

Investment securities with a carrying value of $193 million and $191 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2017, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2017 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$32,117	$32,149	$-	$-
Due after one year through five years	72,712	73,016	-	-
Due after five years through ten years	84,313	84,005	1,302	1,407
Due after ten years	24,475	24,586	2,159	2,210
Mortgage-backed securities	250,828	248,989	-	-
Total	$464,445	$462,745	$3,461	$3,617

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Gross realized gains	$-	$190	$-	$352
Gross realized losses	1	59	10	138
Net realized (loss) gain	$(1)	$131	$(10)	$214

Investment securities with unrealized losses at June 30, 2017 and December 31, 2016 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2017 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$57,666	$369	$1,992	$8	$59,658	$377
Obligations of states and political subdivisions	57,732	765	4,838	98	62,570	863
Mortgage-backed securities – residential	142,716	1,783	8,567	218	151,283	2,001
Mortgage-backed securities – commercial	42,997	1,186	-	-	42,997	1,186
Corporate debt securities	1,311	3	-	-	1,311	3
Mutual funds and equity securities	-	-	120	3	120	3
Total	$302,422	$4,106	$15,517	$327	$317,939	$4,433

	Less than 12 Months		12 Months or More		Total
December 31, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$51,657	$460	$-	$-	$51,657	$460
Obligations of states and political subdivisions	91,728	2,526	1,999	10	93,727	2,536
Mortgage-backed securities – residential	154,397	2,485	5,841	202	160,238	2,687
Mortgage-backed securities – commercial	43,309	1,557	-	-	43,309	1,557
Corporate debt securities	536	6	5,476	435	6,012	441
Mutual funds and equity securities	128	2	113	9	241	11
Total	$341,755	$7,036	$13,429	$656	$355,184	$7,692

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

The Company attributes the unrealized losses in its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at June 30, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2017	December 31, 2016

Real Estate
Real estate mortgage – construction and land development	$103,884	$120,230
Real estate mortgage – residential	340,213	350,295
Real estate mortgage – farmland and other commercial enterprises	438,945	400,367
Commercial
Commercial and industrial	58,604	48,607
States and political subdivisions	18,612	18,933
Other	20,565	23,308
Consumer
Secured	4,184	4,554
Unsecured	4,042	4,681
Total loans	989,049	970,975
Less unearned income	-	-
Total loans, net of unearned income	$989,049	$970,975

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2017
Balance, beginning of period	$8,184	$864	$459	$9,507
Provision for loan losses	(546)	135	(88)	(499)
Recoveries	398	17	8	423
Loans charged off	(75)	(116)	(18)	(209)
Balance, end of period	$7,961	$900	$361	$9,222

Six months ended June 30, 2017
Balance, beginning of period	$8,205	$854	$285	$9,344
Provision for loan losses	(150)	128	103	81
Recoveries	415	66	19	500
Loans charged off	(509)	(148)	(46)	(703)
Balance, end of period	$7,961	$900	$361	$9,222

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2016
Balance, beginning of period	$8,709	$839	$280	$9,828
Provision for loan losses	(147)	(4)	(5)	(156)
Recoveries	50	19	11	80
Loans charged off	(208)	(48)	(11)	(267)
Balance, end of period	$8,404	$806	$275	$9,485

Six months ended June 30, 2016
Balance, beginning period	$9,173	$820	$322	$10,315
Provision for loan losses	(600)	(10)	(19)	(629)
Recoveries	102	55	43	200
Loans charged off	(271)	(59)	(71)	(401)
Balance, end of period	$8,404	$806	$275	$9,485

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2017 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$4,859	$2,188	$2,043	$4,231	$406
Real estate mortgage – residential	11,077	3,890	7,211	11,101	1,720
Real estate mortgage – farmland and other commercial enterprises	23,223	8,504	14,600	23,104	280
Commercial
Commercial and industrial	405	-	406	406	225
Other	25	-	25	25	13
Consumer
Unsecured	329	-	329	329	236
Total	$39,918	$14,582	$24,614	$39,196	$2,880

December 31, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,076	$2,599	$3,800	$6,399	$759
Real estate mortgage – residential	9,930	4,388	5,590	9,978	1,503
Real estate mortgage – farmland and other commercial enterprises	25,045	9,699	15,235	24,934	304
Commercial
Commercial and industrial	435	20	418	438	236
Consumer
Unsecured	146	-	146	146	146
Total	$44,632	$16,706	$25,189	$41,895	$2,948

Three Months Ended June 30,	2017			2016
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$4,216	$58	$58	$8,832	$108	$96
Real estate mortgage – residential	11,080	136	134	8,619	109	88
Real estate mortgage – farmland and other commercial enterprises	24,108	296	296	26,985	368	353
Commercial
Commercial and industrial	409	4	4	410	7	7
Other	26	-	-	-	-	-
Consumer
Unsecured	325	4	4	150	1	1
Total	$40,164	$498	$496	$44,996	$593	$545

Six Months Ended June 30,	2017			2016
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$5,226	$134	$133	$8,562	$155	$143
Real estate mortgage – residential	10,395	254	251	8,827	212	187
Real estate mortgage – farmland and other commercial enterprises	24,098	598	592	25,388	637	616
Commercial
Commercial and industrial	454	11	11	415	11	11
Other	13	-	-	-	-	-
Consumer
Unsecured	330	9	8	153	3	2
Total	$40,516	$1,006	$995	$43,345	$1,018	$959

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2017 and December 31, 2016.

June 30, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,406	$238	$236	$2,880
Collectively evaluated for impairment	5,555	662	125	6,342
Total ending allowance balance	$7,961	$900	$361	$9,222

Loans
Loans individually evaluated for impairment	$38,436	$431	$329	$39,196
Loans collectively evaluated for impairment	844,606	97,350	7,897	949,853
Total ending loan balance, net of unearned income	$883,042	$97,781	$8,226	$989,049

December 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,566	$236	$146	$2,948
Collectively evaluated for impairment	5,639	618	139	6,396
Total ending allowance balance	$8,205	$854	$285	$9,344

Loans
Loans individually evaluated for impairment	$41,311	$438	$146	$41,895
Loans collectively evaluated for impairment	829,581	90,410	9,089	929,080
Total ending loan balance, net of unearned income	$870,892	$90,848	$9,235	$970,975

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2017 and December 31, 2016.

June 30, 2017 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$381	$1,961	$-
Real estate mortgage – residential	1,913	5,402	-
Real estate mortgage – farmland and other commercial enterprises	1,924	14,546	-
Commercial
Commercial and industrial	-	374	-
Other	25	-	-
Consumer
Secured	11	-	-
Unsecured	173	132	2
Total	$4,427	$22,415	$2

December 31, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$712	$3,637	$-
Real estate mortgage – residential	2,316	4,006	-
Real estate mortgage – farmland and other commercial enterprises	3,383	14,787	-
Commercial
Commercial and industrial	-	377	-
Consumer
Secured	4	-	-
Unsecured	8	135	-
Total	$6,423	$22,942	$-

The Company has allocated $1.8 million and $2.0 million of specific reserves as of June 30, 2017 and December 31, 2016, respectively, to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2017 and December 31, 2016. The Company had no credits during the first six months of 2017 or 2016 that were modified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2017 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$515	$314	$829	$103,055	$103,884
Real estate mortgage – residential	1,088	767	1,855	338,358	340,213
Real estate mortgage – farmland and other commercial enterprises	145	1,090	1,235	437,710	438,945
Commercial
Commercial and industrial	29	-	29	58,575	58,604
States and political subdivisions	-	-	-	18,612	18,612
Other	2	25	27	20,538	20,565
Consumer
Secured	11	-	11	4,173	4,184
Unsecured	33	2	35	4,007	4,042
Total	$1,823	$2,198	$4,021	$985,028	$989,049

December 31, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$393	$227	$620	$119,610	$120,230
Real estate mortgage – residential	1,935	798	2,733	347,562	350,295
Real estate mortgage – farmland and other commercial enterprises	-	2,483	2,483	397,884	400,367
Commercial
Commercial and industrial	-	-	-	48,607	48,607
States and political subdivisions	-	-	-	18,933	18,933
Other	24	-	24	23,284	23,308
Consumer
Secured	13	-	13	4,541	4,554
Unsecured	30	8	38	4,643	4,681
Total	$2,395	$3,516	$5,911	$965,064	$970,975

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

	Real Estate			Commercial
June 30, 2017 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$99,119	$314,632	$405,637	$57,349	$18,612	$20,518
Special Mention	511	9,794	18,579	725	-	22
Substandard	4,254	15,787	14,729	530	-	25
Doubtful	-	-	-	-	-	-
Total	$103,884	$340,213	$438,945	$58,604	$18,612	$20,565

	Real Estate			Commercial
December 31, 2016 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$112,435	$323,300	$363,448	$47,254	$18,933	$23,308
Special Mention	1,413	12,147	21,088	764	-	-
Substandard	6,382	14,806	15,831	589	-	-
Doubtful	-	42	-	-	-	-
Total	$120,230	$350,295	$400,367	$48,607	$18,933	$23,308

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,173	$3,735	$4,550	$4,538
Nonperforming	11	307	4	143
Total	$4,184	$4,042	$4,554	$4,681

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

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows for the dates indicated:

(In thousands)	June 30, 2017	December 31, 2016
Construction and land development	$4,808	$7,996
Residential real estate	460	871
Farmland and other commercial enterprises	919	1,806
Total	$6,187	$10,673

OREO activity for the six months ended June 30, 2017 and 2016 was as follows:

Six months ended June 30, (In thousands)	2017	2016
Beginning balance	$10,673	$21,843
Transfers from loans and other increases	345	1,474
Proceeds from sales	(4,553)	(5,527)
Gain (loss) on sales, net	72	(125)
Write downs and other decreases, net	(350)	(732)
Ending balance	$6,187	$16,933

At June 30, 2017, the Company had a total of $1.2 million of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

	Remaining Contractual Maturity of the Agreements
June 30, 2017 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Obligations of U.S. government-sponsored entities	$-	$501	$-	$-	$1,032	$1,533
Mortgage-backed securities – residential	30,134	702	200	-	-	31,036
Total	$30,134	$1,203	$200	$-	$1,032	$32,569

	Remaining Contractual Maturity of the Agreements
December 31, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Obligations of U.S. government-sponsored entities	$5,596	$301	$-	$258	$1,027	$7,182
Mortgage-backed securities – residential	28,086	902	-	200	-	29,188
Total	$33,682	$1,203	$-	$458	$1,027	$36,370

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2017 and 2016.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$137	$159	$283	$318
Interest cost	164	171	332	342
Curtailment gain recognized	-	-	(351)	-
Recognized prior service cost	-	12	8	25
Net periodic benefit cost	$301	$342	$272	$685

In connection with the merger of certain of its subsidiaries in February 2017, the Company recognized a curtailment gain of $351 thousand during the first quarter of 2017 as a result of revaluing its postretirement medical benefits plan liability due to a reduction in workforce. The gain is net of $67 thousand of prior service costs recognized due to the curtailment.

The Company expects benefit payments of $468 thousand for 2017, of which $172 thousand have been made during the first six months of 2017.

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

The regulatory ratios of the consolidated Company and its subsidiary bank were as follows for the dates indicated:

	June 30, 2017				December 31, 2016
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	16.60%	19.39%	20.18%	13.64%	16.43%	19.28%	20.10%	13.20%
United Bank & Capital Trust Company	14.76	14.76	15.55	10.49	*	*	*	*
Farmers Bank & Capital Trust Company	*	*	*	*	16.53	16.53	17.23	9.80
United Bank & Trust Company	*	*	*	*	15.54	15.54	16.47	12.38
First Citizens Bank	*	*	*	*	13.56	13.56	14.16	9.76
Citizens Bank of Northern Kentucky, Inc.	*	*	*	*	15.24	15.24	16.40	10.68

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $27.7 million in money market mutual funds is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosure for available for sale investment securities as of June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
Obligations of U.S. government-sponsored entities	$79,517	$-	$79,517	$-
Obligations of states and political subdivisions	126,573	-	126,573	-
Mortgage-backed securities – residential	202,163	-	202,163	-
Mortgage-backed securities – commercial	46,826	-	46,826	-
Corporate debt securities	7,666	-	7,666	-
Mutual funds and equity securities	875	875	-	-
Total	$463,620	$875	$462,745	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Obligations of U.S. government-sponsored entities	$71,694	$-	$71,694	$-
Obligations of states and political subdivisions	132,292	-	132,292	-
Mortgage-backed securities – residential	224,307	-	224,307	-
Mortgage-backed securities – commercial	45,613	-	45,613	-
Corporate debt securities	6,125	-	6,125	-
Mutual funds and equity securities	833	833	-	-
Total	$480,864	$833	$480,031	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,315	$-	$-	$1,315
Real estate mortgage – residential	395	-	-	395
Commercial, financial, and agriculture	13	-	-	13
Total	$1,723	$-	$-	$1,723

OREO
Construction and land development	$2,588	$-	$-	$2,588
Residential real estate	90	-	-	90
Farmland and other commercial enterprises	729	-	-	729
Total	$3,407	$-	$-	$3,407

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,909	$-	$-	$2,909
Real estate mortgage – residential	3,137	-	-	3,137
Real estate mortgage – farmland and other commercial enterprises	351	-	-	351
Total	$6,397	$-	$-	$6,397

OREO
Construction and land development	$4,883	$-	$-	$4,883
Residential real estate	234	-	-	234
Farmland and other commercial enterprises	1,070	-	-	1,070
Total	$6,187	$-	$-	$6,187

The following table represents impairment charges recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Impairment charges:
Collateral-dependent impaired loans	$25	$494	$27	$524
OREO	138	116	202	566
Total	$163	$610	$229	$1,090

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

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Average
June 30, 2017
Collateral-dependent impaired loans	$1,723	Discounted appraisals	Marketability discount	0%	-	10.7%	4.1%
OREO	$3,407	Discounted appraisals	Marketability discount	0%	-	40.5%	20.2%
December 31, 2016
Collateral-dependent impaired loans	$6,397	Discounted appraisals	Marketability discount	0%	-	67.8%	3.5%
OREO	$6,187	Discounted appraisals	Marketability discount	0%	-	50.0%	11.2%

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

Investment Securities Held to Maturity

Fair value is based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or with available market information through processes using benchmark yields, matrix pricing, prepayment speeds, cash flows, live trading data, and market spreads sourced from new issues, dealer quotes, and trade prices, among other sources.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets
Cash and cash equivalents	$98,014	$98,014	$98,014	$-	$-
Held to maturity investment securities	3,461	3,617	-	3,617	-
Loans, net	979,827	973,781	-	-	973,781
Accrued interest receivable	4,707	4,707	-	4,707	-
Federal Home Loan Bank and Federal Reserve Bank Stock	13,410	13,410	-	-	13,410

Liabilities
Deposits	1,352,838	1,352,783	1,109,354	-	243,429
Securities sold under agreements to repurchase	32,569	32,576	-	32,576	-
Federal Home Loan Bank advances	13,562	13,855	-	13,855	-
Subordinated notes payable to unconsolidated trusts	33,506	21,110	-	-	21,110
Accrued interest payable	279	279	-	279	-

December 31, 2016
Assets
Cash and cash equivalents	$113,534	$113,534	$113,534	$-	$-
Held to maturity investment securities	3,488	3,597	-	3,597	-
Loans, net	961,631	962,437	-	-	962,437
Accrued interest receivable	5,019	5,019	-	5,019	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	9,840	-	-	9,840

Liabilities
Deposits	1,369,907	1,369,567	1,099,211	-	270,356
Securities sold under agreements to repurchase	36,370	36,381	-	36,381	-
Federal Home Loan Bank advances	18,646	19,114	-	19,114	-
Subordinated notes payable to unconsolidated trusts	33,506	21,234	-	-	21,234
Accrued interest payable	321	321	-	321	-

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

RESULTS OF OPERATIONS

Second Quarter 2017 Compared to Second Quarter 2016

The Company reported net income of $4.5 million or $.60 per common share and $3.6 million or $.47 per common share for the quarters ended June 30, 2017 and 2016, respectively. This represents an increase of $926 thousand or 26.0%, and $.13 on a per common share basis in the comparison.

(In thousands except per share data)
Three Months Ended June 30,	2017	2016	Increase (Decrease)
Interest income	$14,830	$14,973	$(143)
Interest expense	881	1,975	(1,094)
Net interest income	13,949	12,998	951
Provision for loan losses	(499)	(156)	(343)
Net interest income after provision for loan losses	14,448	13,154	1,294
Noninterest income	5,102	5,521	(419)
Noninterest expenses	13,346	13,884	(538)
Income before income taxes	6,204	4,791	1,413
Income tax expense	1,722	1,235	487
Net income	$4,482	$3,556	$926

Basic and diluted net income per common share	$.60	$.47	$.13
Cash dividends declared per common share	.10	.07	.03

Weighted average common shares outstanding – basic and diluted	7,512	7,502	10
Return on average assets	1.09%	.81%	28 bp
Return on average equity	9.45%	7.73%	172 bp
bp – basis points.

The increase in net income is attributed primarily to higher net interest income of $951 thousand or 7.3% and a higher credit to the provision for loan losses of $343 thousand. Noninterest income declined $419 thousand or 7.6%, which was more than offset by a decrease in noninterest expense of $538 thousand or 3.9%. Further information related to the more significant components making up the decline in net income follows.

Net Interest Income

The overall interest rate environment at June 30, 2017, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends. During the quarter, the shape of the yield curve flattened as a result of a decrease in yields on longer-term maturities and higher yields on shorter-term maturities. Yields for the ten and thirty-year maturity periods declined 8 and 17 basis points, respectively, while the three-month and two-year maturities were up 26 and 13 basis points, respectively. During June 2017, the Federal Reserve Board (“Federal Reserve”) raised the short-term federal funds target interest rate to a range between 1.00% and 1.25%. This marks the second increase during 2017, up from a target range of 0.50% to 0.75% established in December 2016 and a range of 0.25% to 0.50% targeted in December 2015. The Federal Reserve has indicated that it will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At June 30, 2017, the national and Kentucky unemployment rates were 4.4% and 5.1%, respectively. The national inflation rate at June 30, 2017 was 1.6% based on the Consumer Price Index published by the Bureau of Labor Statistics, down from 2.1% at year-end 2016.

Net interest income was $13.9 million for the current quarter, an increase of $951 thousand or 7.3% compared to $13.0 million a year earlier. The increase in net interest income was driven by a decline in interest expense of $1.1 million or 55.4% partially offset by a decrease in interest income of $143 thousand or 1.0%. Interest expense on deposits and borrowed funds were down $76 thousand or 12.7% and $1.0 million or 74.0%, respectively. Interest income on loans was up $270 thousand or 2.3%. Interest on loans in the current quarter include the collection of a $73 thousand prepayment fee and the collection of $38 thousand related to a nonaccrual residential real estate loan that fully paid off during the quarter. Interest income on investments decreased $472 thousand or 15.6%.

The increase in interest income on loans was driven by a higher average loan balance outstanding, partially offset by a lower average rate earned of three basis points. For the current quarter, the prepayment fee and collection of interest on the nonaccrual loan identified above aided the average rate earned on loans by three basis points. Average loans for the current quarter increased $24.6 million or 2.6% compared to the prior-year quarter.

Interest income on investment securities is down primarily due to lower volume. Average investment securities for the quarter decreased $99.6 million or 16.9% from a year ago. Volume declines are mainly the result of the balance sheet deleverage transaction that was announced during the third quarter of 2016, which is more fully described below.

The decrease in interest expense on deposits was driven by rate declines and lower average outstanding balances related to time deposits. Interest expense on borrowed funds was down primarily due to the early repayment of $100 million of high fixed-rate borrowings during the third quarter of 2016 related to the deleveraging transaction discussed below.

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

The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date, as well as activity related to new earning assets and funding sources in a low interest rate environment. The Company continues to reprice its higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal, as liquidity has been adequate.

To offset the overall decline in average rates earned and paid, the Company has improved its mix of earning assets and interest bearing liabilities through growth in the loan portfolio over the past year combined with a significant decrease in lower-yielding investment securities and higher-rate borrowings. On an average basis, loans represented 63.2% of earning assets for the second quarter of 2017, an increase of 481 basis points compared to 58.4% for the second quarter of 2016. Loans typically involve an increase in credit risk and higher yields when compared to investment securities.

As part of its strategy to improve net interest income and net interest margin, the Company completed a series of transactions during the last half of 2016 to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings due to mature in November 2017. The Company incurred a prepayment fee of $3.8 million, which was offset by a gain in the same amount from the sale of investment securities. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also took action to reposition its investment securities portfolio by replacing approximately $78 million of certain lower-yielding, short-term investments with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The lower-yielding, short-term investments were built up in anticipation of the November 2017 debt repayment. The average yield on the investments identified for the repositioning strategy was 0.85% compared to a targeted reinvestment yield of 1.85%. As a result, the average life of the securities portfolio at the time of the transaction increased to 4.0 years from 3.5 years.

The net interest margin on a taxable equivalent basis was 3.69% for the current quarter, an increase of 41 basis points compared with 3.28% a year earlier. Net interest spread increased 49 basis points to 3.60%, up from 3.11% a year ago. Net interest margin and spread for the current quarter were positively impacted three basis points from the prepayment fee and collection of interest on the nonaccrual residential real estate loan identified above. The Company expects its net interest margin to stay relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the quarterly periods ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended June 30,	2017			2016
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$370,020	$1,984	2.15%	$469,793	$2,429	2.08%
Nontaxable[2]	119,640	871	2.92	119,483	903	3.04
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	81,734	161	.79	92,618	102	.44
Loans[2,3,4]	983,139	12,179	4.97	958,542	11,912	5.00
Total earning assets	1,554,533	$15,195	3.92%	1,640,436	$15,346	3.76%
Allowance for loan losses	(9,499)			(9,674)
Total earning assets, net of allowance for loan losses	1,545,034			1,630,762
Nonearning Assets
Cash and due from banks	21,005			22,170
Premises and equipment, net	31,923			32,403
Other assets	62,245			81,628
Total assets	$1,660,207			$1,766,963
Interest Bearing Liabilities
Deposits
Interest bearing demand	$345,206	$110	.13%	$335,841	$65	.08%
Savings	424,297	132	.12	405,986	130	.13
Time	251,141	281	.45	302,807	404	.54
Federal funds purchased	4	-	-	1	-	-
Short-term securities sold under agreements to repurchase	31,712	14	.18	32,579	21	.26
Long-term securities sold under agreements to repurchase	1,048	2	.77	101,280	1,000	3.97
Federal Home Loan Bank advances	13,579	129	3.81	18,751	185	3.97
Subordinated notes payable to unconsolidated trusts	33,506	213	2.55	33,506	170	2.04
Total interest bearing liabilities	1,100,493	$881	.32%	1,230,751	$1,975	.65%
Noninterest Bearing Liabilities
Demand deposits	341,535			322,817
Other liabilities	27,421			28,299
Total liabilities	1,469,449			1,581,867
Shareholders’ equity	190,758			185,096
Total liabilities and shareholders’ equity	$1,660,207			$1,766,963
Net interest income		14,314			13,371
TE basis adjustment		(365)			(373)
Net interest income		$13,949			$12,998
Net interest spread			3.60%			3.11%
Impact of noninterest bearing sources of funds			.09			.17
Net interest margin			3.69%			3.28%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $429 thousand and $364 thousand in 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2017/2016[1]	Volume	Rate

Interest Income
Taxable investment securities	$(445)	$(952)	$507
Nontaxable investment securities[2]	(32)	9	(41)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	59	(76)	135
Loans[2]	267	683	(416)
Total interest income	(151)	(336)	185
Interest Expense
Interest bearing demand deposits	45	2	43
Savings deposits	2	31	(29)
Time deposits	(123)	(62)	(61)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	(7)	-	(7)
Long-term securities sold under agreements to repurchase	(998)	(550)	(448)
Federal Home Loan Bank advances	(56)	(49)	(7)
Subordinated notes payable to unconsolidated trusts	43	-	43
Total interest expense	(1,094)	(628)	(466)
Net interest income	$943	$292	$651
Percentage change	100.0%	31.0%	69.0%

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

The Company recorded a credit to the provision for loan losses in the amount of $499 thousand and $156 thousand for the current and year-ago quarters, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.93% at June 30, 2017 compared to 0.96% and 0.99% at year-end 2016 and June 30, 2016, respectively. The credit to the provision for the current quarter was driven by net recoveries of $214 thousand combined with a decline in specific reserves on impaired loans of $273 thousand. Net recoveries during the quarter include $371 thousand from a real estate development project. The Company recorded a total of $1.4 million in charge-offs between 2010 and 2012 related to the real estate development project and anticipates it could receive an additional $340 thousand in recoveries related to this credit during the remainder of 2017.

While historical loss rates continued to be low, the effect of the improvement in loss rates on the allowance for loan losses has diminished now that the higher levels experienced during 2008 through the first quarter of 2014 have already rolled out of the three year look-back period used when evaluating the allowance for loan losses. Overall credit quality metrics of the loan portfolio has continued to improve. Nonperforming loans, impaired loans, loans graded as substandard or below, and watch list loans have each declined when compared with a year earlier. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2017	2016	Increase (Decrease)%
Service charges and fees on deposits	$2,012	$1,927	$85	4.4%
Allotment processing fees	651	820	(169)	(20.6)
Other service charges, commissions, and fees	1,328	1,432	(104)	(7.3)
Trust income	626	665	(39)	(5.9)
Investment securities (losses) gains, net	(1)	131	(132)	(100.8)
Gain on sale of mortgage loans, net	189	222	(33)	(14.9)
Income from company-owned life insurance	221	231	(10)	(4.3)
Other	76	93	(17)	(18.3)
Total noninterest income	$5,102	$5,521	$(419)	(7.6)%

The decline in noninterest income is primarily attributable to lower allotment processing fees, a net loss on the sale of investment securities compared to a net gain a year-ago, and lower nondeposit charges, commissions, and fees.

Service charges and fees on deposits increased primarily due to higher service charges on savings accounts of $28 thousand or 125% and higher overdraft fees of $18 thousand or 1.9%. Contributing to the overall increase in service charges are higher average balances of demand deposits and savings account compared to the prior year. Additionally, during the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation, which has contributed to an overall increase in service charges since completion.

The decline in allotment processing fees is primarily a result of lower processing volume stemming from the U.S. Department of Defense policy that went into effect on January 1, 2015 which restricts the types of purchases that active duty service members are able to make using the military allotment system for payment. The Company is continuing its effort to mitigate these declines by diversifying its customer base beyond the historically strong level of military participants and by expanding its payment processing options.

The decrease in nondeposit service charges, commissions, and fees was driven by declines across multiple line items. Net losses on the sale of investment securities compared to net gains in the prior year is attributed to normal asset/liability management strategies, as the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, improve risk exposures, and/or enhance its capital position.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended June 30, (In thousands)	2017	2016	Increase (Decrease)%
Salaries and employee benefits	$7,646	$7,655	$(9)	(0.1)%
Occupancy expenses, net	1,135	1,179	(44)	(3.7)
Equipment expenses	599	639	(40)	(6.3)
Data processing and communication expenses	1,093	1,212	(119)	(9.8)
Bank franchise tax	609	611	(2)	(0.3)
Deposit insurance expenses	130	280	(150)	(53.6)
Other real estate expenses, net	326	373	(47)	(12.6)
Legal expenses	118	102	16	15.7
Other	1,690	1,833	(143)	(7.8)
Total noninterest expense	$13,346	$13,884	$(538)	(3.9)%

The decline in noninterest expense in the comparison was driven by lower deposit insurance expenses and a decrease in data processing and communications expenses.

Salaries and employee benefits was relatively unchanged compared to the prior-year second quarter. Salaries and related payroll taxes increased $131 thousand or 2.1% in the comparison, partially offset by a decline in employee benefits of $130 thousand or 9.9%. Salaries and related payroll taxes in the current quarter includes incentive pay accruals of $359 thousand related to the Company’s Board-approved incentive payment plans put in place for 2017. These plans include the Company’s executive management team and certain other designated officers throughout the corporation. Salary expense also includes Board-approved retention payments during the second quarter of 2017 in the amount of $201 thousand to certain members of management. There were no such incentive accruals or retention payments in the comparable period. The decline in employee benefits was mainly due to lower claims activity related to the Company’s self-funded health insurance plan of $138 thousand due to the reduced workforce. The Company had 433 full time equivalent employees at quarter-end, down from 489 a year ago.

Data processing and communication expense was down primarily due to a one-time accrual adjustment of $137 thousand included in the prior-year quarter related to a change in card vendor. The reduction in deposit insurance expense is due to a combination of further improvement in the risk rating at the Company’s subsidiary bank and lower assessment rates. The decline in other expenses was across multiple line items, led by lower directors’ fees of $63 thousand or 38.1%, mainly attributable to having fewer boards of directors due to the consolidation of subsidiaries during the first quarter of 2017.

Income Taxes

Income tax expense was $1.7 million for the current quarter, an increase of $487 thousand or 39.4% compared to $1.2 million for the same quarter of 2016. The effective income tax rates were 27.8% and 25.8% for the current and year-ago quarters, respectively.

First Six Months of 2017 Compared to First Six Months 2016

The Company reported net income of $7.8 million or $1.04 per common share and $9.7 million or $1.30 per common share for the six months ended June 30, 2017 and 2016, respectively. This represents a decrease of $1.9 million or 19.8%, and $.26 on a per common share basis in the comparison. The current six-months includes pre-tax expenses of $472 thousand ($307 thousand after tax) or $.04 per common share related to the Company’s consolidation of its four bank subsidiaries and data processing subsidiary into one bank. This consolidation was completed in February 2017. Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Six Months Ended June 30,	2017	2016	Increase (Decrease)
Interest income	$29,209	$30,303	$(1,094)
Interest expense	1,797	4,018	(2,221)
Net interest income	27,412	26,285	1,127
Provision for loan losses	81	(629)	710
Net interest income after provision for loan losses	27,331	26,914	417
Noninterest income	10,353	15,063	(4,710)
Noninterest expenses	26,875	28,291	(1,416)
Income before income taxes	10,809	13,686	(2,877)
Income tax expense	2,998	3,950	(952)
Net income	$7,811	$9,736	$(1,925)

Basic and diluted net income per common share	$1.04	$1.30	$(.26)
Cash dividends declared per common share	.20	.14	.06

Weighted average common shares outstanding – basic and diluted	7,511	7,501	10
Return on average assets	.95%	1.11%	(16	)bp
Return on average equity	8.37%	10.69%	(232	)bp
bp – basis points.

The $1.9 million decline in net income is attributed primarily to a pretax gain during the first quarter of 2016 of $4.1 million related to the early extinguishment of $15.5 million of debt. Net interest income and the provision for loan losses increased $1.1 million or 4.3% and $710 thousand, respectively. Salaries and employee benefits and expenses related to repossessed real estate decreased $371 thousand and $612 thousand, respectively. Further information related to the more significant components making up the decline in net income follows.

Net Interest Income

Net interest income was $27.4 million for the first six months of 2017, an increase of $1.1 million or 4.3% compared to $26.3 million for the first six months of 2016. The increase in net interest income was driven by reductions of interest expense of $2.2 million or 55.3% partially offset by a decrease in interest income of $1.1 million or 3.6%. Interest expense on deposits and borrowed funds were down $189 thousand or 15.2% and $2.0 million or 73.3%, respectively. Interest income on loans declined $98 thousand or 0.4%. Interest on loans in the current six months includes a $73 thousand prepayment fee and the collection of $38 thousand related to a nonaccrual residential real estate loan that fully paid off during the period. The prior year was positively impacted by the collection of $236 thousand related to a nonaccrual commercial real estate loan that fully paid off during the year-ago first quarter. Interest income on investments decreased $1.1 million or 18.1%.

The decline in interest income on loans was driven by a lower average rate earned of 11 basis points, partially offset by a higher average loan balance outstanding. The average rate earned on loans during the current period was positively impacted two basis points from the prepayment fee and collection of interest on the nonaccrual loan identified above. For the first six months of 2016, the average rate earned on loans was boosted five basis points by the collection of interest on the nonaccrual loan identified above. Average loans increased $20.3 million or 2.1% from the year-ago comparable period.

Interest income on investment securities is down mainly due to lower volume. Average investment securities for the period decreased $93.9 million or 16.1% compared to the first six months of 2016. Volume declines are mainly the result of the balance sheet deleverage transaction that was announced during the third quarter of 2016, which is more fully described below.

The decrease in interest expense on deposits was driven by rate declines and lower average outstanding balances of time deposits. Interest expense on borrowed funds was down primarily due to the early repayment of $100 million of high fixed-rate borrowings during the third quarter of 2016 related to the deleveraging transaction discussed below.

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

The Company is generally earning and paying less interest from its earning assets and funding sources as the average rates earned and paid have decreased. This includes repricing of variable and floating rate assets and liabilities that have reset to overall lower amounts since their previous repricing date, as well as activity related to new earning assets and funding sources in a low interest rate environment. The Company continues to reprice its higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal, as liquidity has been adequate.

To offset the overall decline in average rates earned and paid, the Company has improved its mix of earning assets and interest bearing liabilities through growth in the loan portfolio over the past year combined with a significant decrease in lower-yielding investment securities and higher-rate borrowings. On an average basis, loans represented 62.9% of earning assets for the first six months of 2017, an increase of 412 basis points compared to 58.7% for the first six months of 2016. Loans typically involve an increase in credit risk and higher yields when compared to investment securities.

As part of its strategy to improve net interest income and net interest margin, the Company completed a series of transactions during the second half of 2016 to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings due to mature in November 2017. The Company incurred a prepayment fee of $3.8 million, which was offset by a gain in the same amount on the sale of investment securities. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also took action to reposition its investment securities portfolio by replacing approximately $78 million of certain lower-yielding, short-term investments with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The lower-yielding, short-term investments were built up in anticipation of the November 2017 debt repayment. The average yield on the investments identified for the repositioning strategy was 0.85% compared to a targeted reinvestment yield of 1.85%. As a result, the average life of the securities portfolio at the time of the transaction increased to 4.0 years from 3.5 years.

The net interest margin on a taxable equivalent basis was 3.64% for the first six months of 2017, an increase of 31 basis points compared with 3.33% a year earlier. Net interest spread increased 37 basis points to 3.55%, up from 3.18% a year ago. The Company expects its net interest margin to remain relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for the six months ended June 30.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2017			2016
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$369,820	$3,884	2.12%	$463,110	$4,936	2.14%
Nontaxable[2]	121,407	1,758	2.92	122,045	1,842	3.04
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	87,174	327	.76	88,277	205	.47
Loans[2,3,4]	979,063	23,975	4.94	958,795	24,069	5.05
Total earning assets	1,557,464	$29,944	3.88%	1,632,227	$31,052	3.83%
Allowance for loan losses	(9,473)			(9,940)
Total earning assets, net of allowance for loan losses	1,547,991			1,622,287
Nonearning Assets
Cash and due from banks	23,234			22,538
Premises and equipment, net	31,888			32,654
Other assets	60,448			88,350
Total assets	$1,663,561			$1,765,829
Interest Bearing Liabilities
Deposits
Interest bearing demand	$347,209	$201	.12%	$333,011	$131	.08%
Savings	422,763	256	.12	404,852	261	.13
Time	257,863	599	.47	310,206	853	.55
Federal funds purchased	22	-	-	230	-	-
Short-term securities sold under agreements to repurchase	32,717	37	.23	33,739	45	.27
Long-term securities sold under agreements to repurchase	1,168	4	.69	101,308	2,000	3.97
Federal Home Loan Bank advances	14,789	289	3.94	18,766	371	3.98
Subordinated notes payable to unconsolidated trusts	33,506	411	2.47	35,585	357	2.02
Total interest bearing liabilities	1,110,037	$1,797	.33%	1,237,697	$4,018	.65%
Noninterest Bearing Liabilities
Demand deposits	339,276			317,135
Other liabilities	25,981			27,914
Total liabilities	1,475,294			1,582,746
Shareholders’ equity	188,267			183,083
Total liabilities and shareholders’ equity	$1,663,561			$1,765,829
Net interest income		28,147			27,034
TE basis adjustment		(735)			(749)
Net interest income		$27,412			$26,285
Net interest spread			3.55%			3.18%
Impact of noninterest bearing sources of funds			.09			.15
Net interest margin			3.64%			3.33%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $755 thousand and $682 thousand in 2017 and 2016, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2017/2016[1]	Volume	Rate

Interest Income
Taxable investment securities	$(1,052)	$(1,005)	$(47)
Nontaxable investment securities[2]	(84)	(10)	(74)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	122	(7)	129
Loans[2]	(94)	993	(1,087)
Total interest income	(1,108)	(29)	(1,079)
Interest Expense
Interest bearing demand deposits	70	5	65
Savings deposits	(5)	27	(32)
Time deposits	(254)	(136)	(118)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	(8)	(1)	(7)
Long-term securities sold under agreements to repurchase	(1,996)	(1,087)	(909)
Federal Home Loan Bank advances	(82)	(78)	(4)
Subordinated notes payable to unconsolidated trusts	54	(55)	109
Total interest expense	(2,221)	(1,325)	(896)
Net interest income	$1,113	$1,296	$(183)
Percentage change	100.0%	116.4%	(16.4)%

1  The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2  Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a provision for loan losses in the amount of $81 thousand and a credit to the provision of $629 thousand for the first six months of 2017 and 2016, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.93% at June 30, 2017 compared to 0.96% and 0.99% at year-end 2016 and June 30, 2016, respectively. The provision for loan losses was driven by net charge-offs of $203 thousand for the current quarter.

Nonperforming loans, impaired loans, loans graded as substandard or below, and watch list loans have each declined when compared with a year earlier. While historical loss rates continued to improve, the rate of improvement has declined as the elevated levels of charge-offs experienced in prior years have already rolled out of the three year look-back period used when evaluating the allowance for loan losses. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2017	2016	Increase (Decrease)%
Service charges and fees on deposits	$3,970	$3,794	$176	4.6%
Allotment processing fees	1,366	1,694	(328)	(19.4)
Other service charges, commissions, and fees	2,700	2,714	(14)	(0.5)
Trust income	1,330	1,319	11	0.8
Investment securities (losses) gains, net	(10)	214	(224)	(104.7)
Gain on sale of mortgage loans, net	343	422	(79)	(18.7)
Income from company-owned life insurance	456	556	(100)	(18.0)
Gain on debt extinguishment	-	4,050	(4,050)	NM
Other	198	300	(102)	(34.0)
Total noninterest income	$10,353	$15,063	$(4,710)	(31.3)%

NM – not meaningful.

The decline in noninterest income is mainly attributed to the $4.1 million pre-tax gain during the first quarter of 2016 related to the early extinguishment of debt. Noninterest income in the first six months of 2016 also includes a $100 thousand payment received related to a litigation settlement.

Service charges and fees on deposits increased primarily due to higher service charges related to demand deposits and savings accounts of $117 thousand or 28.6% and $35 thousand or 81.7%, respectively. Contributing to the overall increase in service charges are higher average balances of demand deposits and savings account compared to the prior year. Additionally, during the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation, which has contributed to an overall increase in service charges since completion.

The decrease in allotment processing fees is a result of lower processing volume resulting from the U.S. Department of Defense policy that went into effect on January 1, 2015 restricting the types of purchases that active duty service members are able to make using the military allotment system for payment. The Company continues its efforts to mitigate these declines by diversifying its customer base beyond the historically strong level of military participants and by expanding its payment processing options.

Net losses on the sale of investment securities compared to net gains in the prior year is attributed to normal asset/liability management strategies, as the Company periodically sells investment securities to lock in gains, increase yield, restructure expected future cash flows, improve risk exposures, and/or enhance its capital position. Net gains on the sale of mortgage loans were down mainly due to lower sales volume of $3.2 million or 19.2% compared to the prior year. The decline in income from company-owned life insurance is primarily due to a tax-free death benefit received in excess of the cash surrender value during the first quarter of 2016 of $81 thousand.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Six Months Ended June 30, (In thousands)	2017	2016	Increase (Decrease)%
Salaries and employee benefits	$15,263	$15,634	$(371)	(2.4)%
Occupancy expenses, net	2,349	2,369	(20)	(0.8)
Equipment expenses	1,152	1,171	(19)	(1.6)
Data processing and communication expenses	2,386	2,326	60	2.6
Bank franchise tax	1,166	1,210	(44)	(3.6)
Deposit insurance expenses	267	578	(311)	(53.8)
Other real estate expenses, net	400	1,012	(612)	(60.5)
Legal expenses	203	269	(66)	(24.5)
Other	3,689	3,722	(33)	(0.9)
Total noninterest expense	$26,875	$28,291	$(1,416)	(5.0)%

Noninterest expense for the current six months includes $472 thousand related to the consolidation of the Company’s subsidiaries during the first quarter of 2017. The decline in noninterest expense in the comparison was led by lower expenses related to repossessed real estate. Write-downs on repossessed real estate were down $382 thousand or 52.2%, which include a write-down in the prior-year period of $352 thousand related to one larger-balance commercial real estate property resulting from an updated appraisal. Net gains on the sale of property in the current period were $72 thousand compared to a net loss of $125 thousand in the prior year. Maintenance and operating costs were down $33 thousand or 21.3% in the comparison.

The decrease in salaries and employee benefits is attributed to lower employee benefits of $734 thousand or 27.4% primarily related to a curtailment gain of $351 thousand in the first quarter. The curtailment gain resulted from revaluing the Company’s postretirement medical benefits plan liability due to a reduction in workforce related to the subsidiary consolidation plan that was completed in the first quarter. Also contributing to the decline in employee benefits was lower claims activity related to the Company’s self-funded health insurance plan of $338 thousand, also due to the reduced workforce. Salaries and related payroll taxes increased $74 thousand or 0.6%. Salaries and related payroll taxes for the current year include incentive pay accruals of $574 thousand, severance pay expense of $301 thousand, and retention payments to certain members of management of $201 thousand. There were no similar accruals or payments during the prior year period. The Company had 433 full time equivalent employees at June 30, 2017, down from 489 a year ago.

Data processing and communication expense during the current year includes $127 thousand related to the consolidation of subsidiaries. The reduction in deposit insurance expense is due to a combination of further improvement in the risk rating at the Company’s subsidiary bank and lower assessment rates.

Income Taxes

Income tax expense was $3.0 million for the first six months of 2017, a decrease of $952 thousand or 24.1% compared to $4.0 million for 2016. The effective income tax rates were 27.7% and 28.9% for the current and year-ago periods, respectively. Income tax expense and the effective tax rate are down in the current period as a result of lower pretax income, made up by a higher mix of tax-exempt versus taxable sources of revenue that was driven by the $4.1 million pretax gain on extinguishment of debt in 2016.

FINANCIAL CONDITION

Total assets were $1.7 billion at June 30, 2017, a decrease of $18.7 million or 1.1% from year-end 2016, led by a decline in investment securities of $17.3 million. Liabilities were down $27.5 million or 1.8% and equity increased $8.8 million or 4.8% in the comparison. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016	Increase (Decrease)%
Cash and cash equivalents	$98,014	$113,534	$(15,520)	(13.7)%
Investment securities	467,081	484,352	(17,271)	(3.6)
Loans, net of allowance of $9,222 and $9,344	979,827	961,631	18,196	1.9
Other real estate owned	6,187	10,673	(4,486)	(42.0)
Other assets	101,231	100,840	391	0.4
Total assets	$1,652,340	$1,671,030	$(18,690)	(1.1)%

Deposits	$1,352,838	$1,369,907	$(17,069)	(1.2)%
Securities sold under agreements to repurchase	32,569	36,370	(3,801)	(10.5)
Other borrowings	47,068	52,152	(5,084)	(9.7)
Other liabilities	26,989	28,535	(1,546)	(5.4)
Total liabilities	1,459,464	1,486,964	(27,500)	(1.8)

Common stock	939	939	-	-
Capital surplus	52,034	51,885	149	0.3
Retained earnings	140,959	134,650	6,309	4.7
Accumulated other comprehensive loss	(1,056)	(3,408)	2,352	69.0
Total shareholders’ equity	192,876	184,066	8,810	4.8
Total liabilities and shareholders’ equity	$1,652,340	$1,671,030	$(18,690)	(1.1)%

End of period tangible book value per common share[1]	$25.67	$24.51	$1.16	4.7%
End of period per common share closing price	38.55	42.05	(3.50)	(8.3)

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Cash and cash equivalents are down mainly as a result of funding new loans and the outflow of deposits. The increase in loans was driven mainly by loans secured by real estate, primarily commercial related lending, partially offset by lower construction and residential real estate lending. OREO decreased primarily due to property sales and impairment charges to adjust carrying amounts to their estimated fair value less cost to sell.

The decline in total liabilities was driven by lower deposits and a reduction in both securities sold under agreements to repurchase and other borrowings. Deposits were down primarily from lower time deposits and interest bearing demand deposits. The trend over the last several years has been for deposits in the first quarter of the year to exceed the prior year-end amount, then experiencing a decline in the second and third quarters before trending back up during the fourth quarter. These trends indicate a certain amount of seasonality in our customer deposit base particularly related to public funds. The decrease in other borrowings was driven by principal payments of $5.1 million related to Federal Home Loan Bank (“FHLB”) advances during the period.

Shareholders’ equity was up primarily due to net income of $7.8 million and other comprehensive income of $2.4 million, partially offset by dividends declared on common stock of $1.5 million. Other comprehensive income was driven by an increase in the after-tax unrealized gain of $2.3 million related to the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity, as a short-term holding prior to subsequent movement into other investments with higher yields, or for other purposes. At June 30, 2017, temporary investments were $70.6 million, a decrease of $17.2 million or 19.6% from year-end 2016.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $467 million at June 30, 2017, a decrease of $17.3 million or 3.6% compared to $484 million at year-end 2016.

The decline in investment securities was driven by net maturities, calls, and sales totaling $18.9 million and net premium amortization of $1.7 million, partially offset by higher pre-tax market values related to the available for sale portfolio of $3.5 million.

Loans

Loans were $989 million at June 30, 2017, an increase of $18.1 million or 1.9% compared to year-end 2016. While recent loan demand and near term prospects are encouraging, the Company continues a conservative approach to loan originations as it strives to further reduce its level of nonperforming assets. The loan portfolio grew during the first quarter of 2017, then held relatively steady during the second quarter despite several early payoffs of larger-balance commercial real estate loans totaling $7.3 million in the aggregate.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $1.8 million and $1.2 million in the aggregate during the first six months of 2017 and 2016, respectively. The average amount of the purchased loans was $150 thousand for 2017 and $124 thousand for 2016.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$103,884	10.5%	$120,230	12.4%
Real estate mortgage – residential	340,213	34.4	350,295	36.1
Real estate mortgage – farmland and other commercial enterprises	438,945	44.4	400,367	41.2
Commercial, financial, and agriculture	97,781	9.9	90,848	9.4
Installment	8,226	.8	9,235	.9
Total	$989,049	100.0%	$970,975	100.0%

On an average basis, loans represented 62.9% of earning assets for the first six months of 2017, an increase of 357 basis points compared to 59.3% for the full year of 2016. The increase in the level of loans as a percentage of earning assets reflects the overall growth in the loan portfolio over the past year combined with a significant decrease in investment securities as a result of unwinding the balance sheet leverage transaction. The increase in loans in recent periods has been funded by cash flows from investment securities and temporary investments. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management believes is adequate to cover probable losses in the loan portfolio. The determination of the appropriate level of allowance for loan losses requires significant judgment in order to reflect credit losses specifically identified in the Company’s loan portfolio as well as management's best estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance for loan losses is a valuation allowance increased by the provision for loan losses and decreased by net charge-offs. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses was $9.2 million or 0.93% of outstanding loans at June 30, 2017. This compares to $9.3 million or 0.96% of net loans outstanding at year-end 2016. The decrease in the allowance as a percentage of net loans outstanding from the prior year-end is a result of net charge-offs of $203 thousand combined loan growth for the current six-month period, partially offset by a provision for loan losses of $81 thousand. As a percentage of nonperforming loans, the allowance for loan losses was 34.4% at June 30, 2017 compared to 31.8% at year-end 2016. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans as discussed further below.

Nonperforming loans include $22.4 million of accruing restructured loans, which represents 83.5% of total nonperforming loans at June 30, 2017. At year-end 2016, this amount was $22.9 million or 78.1%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate resulting from the restructuring. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.9 million or 7.3% and $2.9 million or 7.0% of such loans at June 30, 2017 and year-end 2016, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 208% and 145% for the current quarter-end and year-end 2016, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2016 continued during the first six months of 2017. While the specific reserve on total impaired loans was relatively unchanged from year-end 2016, total impaired loans declined $2.7 million or 6.4%. This is due to the characteristics of the individual loans that are classified as impaired.

Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best level in the last three years.

(In thousands)	June 30, 2017	December 31, 2016	June 30, 2016	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$26,844	$29,365	$29,843	$40,819	$26,844
Nonaccrual loans	4,427	6,423	6,397	15,530	4,427
Loans past due 30-89 days and still accruing	1,218	2,259	2,719	3,016	588
Loans graded substandard or below	35,325	37,650	39,826	66,185	35,325
Impaired loans	39,196	41,895	43,298	48,881	37,182
Loans, net of unearned income	989,049	970,975	957,426	989,833	927,389

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

Restructured loans occur when a lender, because of economic or legal reasons related to a borrower’s financial difficulty, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically include a reduction of the stated interest rate or an extension of the maturity date, among other possible concessions. The Company gives careful consideration to identifying which of its challenged credits merit a restructuring of terms that it believes will result in maximum loan repayments and mitigation of possible losses. Cash flow projections are carefully scrutinized prior to restructuring any credits; past due credits are typically not granted concessions.

Nonperforming loans were $26.8 million at June 30, 2017, a decrease of $2.5 million or 8.6% compared to $29.4 million at year-end 2016. Nonaccrual loans and accruing restructured loans decreased $2.0 million or 31.1% and $527 thousand or 2.3%, respectively. Loan payments include $1.5 million related to nonaccrual loans during the first six months of 2017, which include two larger-balance credits totaling $712 thousand in the aggregate. One of these larger-balance credits also had a charge-off totaling $405 thousand and the remaining collateral securing the loan was repossessed and subsequently sold at a small gain. There are no further balances outstanding related to this credit. One larger-balance nonaccrual credit in the amount of $428 thousand secured by commercial real estate was upgraded to performing status during the second quarter of 2017. The credit was upgraded based on a detailed review and current expectation of full repayment during the third quarter.

Accruing restructured loans make up $22.4 million or 83.5% of the Company’s nonperforming loans at June 30, 2017 compared with $4.4 million or 16.5% related to nonaccrual loans. Additionally, three larger balance credits account for $21.2 million or 94.7% of total restructured loans. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	June 30, 2017	December 31, 2016
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$381	$712
Real estate mortgage – residential	1,913	2,316
Real estate mortgage – farmland and other commercial enterprises	1,924	3,383
Commercial
Other	25	-
Consumer
Secured	11	4
Unsecured	173	8
Total nonaccrual loans	$4,427	$6,423

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$1,961	$3,637
Real estate mortgage – residential	5,402	4,006
Real estate mortgage – farmland and other commercial enterprises	14,546	14,787
Commercial
Commercial and industrial	374	377
Consumer
Unsecured	132	135
Total restructured loans	$22,415	$22,942

Past Due 90 Days or More and Still Accruing
Consumer
Unsecured	$2	$-
Total past due 90 days or more and still accruing	$2	$-

Total nonperforming loans	$26,844	$29,365

Ratio of total nonperforming loans to total loans	2.7%	3.0%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2017 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2016	$6,423	$22,942
Additions	742	-
Principal paydowns	(1,542)	(527)
Transfers to performing status	(428)	-
Transfers to other real estate owned	(187)	-
Charge-offs	(581)	-
Balance at June 30, 2017	$4,427	$22,415

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $38.5 million and $44.0 million at June 30, 2017 and year-end 2016, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is partially attributed to lingering strain from the recession on certain of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At June 30, 2017, the five largest potential problem credits were $11.3 million in the aggregate compared to $11.5 million at year-end 2016.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At June 30, 2017, OREO was $6.2 million, a decrease of $4.5 million or 42.0% compared to $10.7 million at year-end 2016. The decrease was driven by sales activity, including the sale of a residential real estate development property that sold for $2.0 million with a related gain of $147 thousand and three larger-balance commercial real estate development properties sold for $1.4 million with a related net loss of $62 thousand in the aggregate. OREO has declined $46.4 million or 88.2% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2017 follows.

(In thousands)	Amount
Balance at December 31, 2016	$10,673
Transfers from loans and other increases	345
Proceeds from sales	(4,553)
Gain on sales, net	72
Write-downs	(350)
Balance at June 30, 2017	$6,187

Deposits

A summary of the Company’s deposits are as follows for the periods indicated:

	End of Period			Average
(In thousands)	June 30, 2017	December 31, 2016	Increase (Decrease)	Six Months June 30, 2017	Twelve Months December 31, 2016	Increase (Decrease)
Noninterest Bearing	$349,572	$334,676	$14,896	$339,276	$324,596	$14,680

Interest Bearing
Demand	337,688	348,197	(10,509)	347,209	334,818	12,391
Savings	422,094	416,611	5,483	422,763	407,353	15,410
Time	243,484	270,423	(26,939)	257,863	296,258	(38,395)
Total interest bearing	1,003,266	1,035,231	(31,965)	1,027,835	1,038,429	(10,594)

Total Deposits	$1,352,838	$1,369,907	$(17,069)	$1,367,111	$1,363,025	$4,086

The decline in total end of period deposits was driven by lower time deposits and interest bearing demand deposits of $26.9 million or 10.0% and $10.5 million or 3.0%, respectively. Noninterest bearing demand deposits and savings deposits increased $14.9 million or 4.5% and $5.5 million or 1.3%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into interest and noninterest bearing demand accounts or savings accounts by the customer. As rates have generally decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $79.6 million at June 30, 2017, down $8.9 million or 10.0% from year-end 2016. The decline in borrowed funds was driven by a principal payment to the FHLB of $5.0 million for borrowings that matured in February which carried a fixed interest rate of 4.45%. The Company has $10.0 million of FHLB debt outstanding with a fixed interest rate of 3.95% that matures during the third quarter of 2017.

Securities sold under agreements to repurchase were $32.6 million at quarter-end, down $3.8 million or 10.5% from year-end 2016. Securities sold under agreements to repurchase represent funds that have been swept out of the deposit accounts to facilitate the needs of certain qualifying customers, primarily commercial, into repurchase agreements. Such transactions are accounted for as secured borrowings by the Company.

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

Payments of dividends to the Parent Company by the Bank are subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at the Bank exceed regulatory established “well-capitalized” status at June 30, 2017 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $52.4 million and $44.3 million at June 30, 2017 and year-end 2016, respectively. Significant cash receipts for 2017 include dividend payments from United Bank of $13 million and management fees from subsidiaries of $551 thousand. Significant cash payments include $1.5 million for the payment of dividends on common stock; $1.5 million to the Bank in connection with the transfer of Parent Company personnel and related liabilities resulting from the consolidation of its subsidiaries; $1.4 million for salaries, payroll taxes, and employee benefits incurred prior to the consolidation of subsidiaries; and $400 thousand for the payment of interest on subordinated notes payable.

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

As of June 30, 2017, the Company had $424 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $275 million at year-end 2016.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At June 30, 2017, consolidated liquid assets were $562 million, down $32.8 million or 5.5% compared to $594 million at year-end 2016. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $13.4 million and $10.3 million for the first six months of 2017 and 2016, respectively. This represents an increase of $3.1 million or 29.7%. Net cash used in investing activities was $1.5 million for the first six months of 2017 compared to net cash provided by investing activities of $11.2 million in the comparable period. The change was primarily driven by loan activity, investment securities activity and, to a lesser extent, purchases of restricted stock investments. For loans, the Company had cash outflow representing overall net principal advances of $17.2 million for 2017 compared to net principal collections of $3.2 million a year earlier. The Company had net cash proceeds of $18.9 million related to investment securities for 2017, up $12.3 million compared with the year-ago period. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. In the six months of 2017, the Company purchased $3.6 million of restricted stock investments consisting of Federal Reserve Bank (“FRB”) stock compared to purchases of $472 thousand in 2016. The Company purchased the additional FRB stock in 2017 as a result of the merger of its subsidiaries. Two of the merged banks were previously not members of a regional FRB.

Net cash used in financing activities was $27.4 million and $30.0 million for the first six months of 2017 and 2016, respectively. This represents a decrease of $2.6 million or 8.8%, driven primarily by cash paid in the prior year to extinguish subordinated notes payable to unconsolidated trusts, partially offset by net repayments of FHLB advances. During 2016, the Company paid $11.0 million to purchase the trust preferred securities issued by Trust II and subsequently extinguished the subordinated debt issued to the trust. There was no similar transaction in the current year. For 2017, the Company had net repayments of FHLB advances of $5.1 million, up $5.0 million from $80 thousand in 2016.

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

CAPITAL RESOURCES

Shareholders’ equity was $193 million at June 30, 2017, an increase of $8.8 million or 4.8% compared to $184 million at year-end 2016. The increase in shareholders’ equity was driven by net income of $7.8 million and higher accumulated other comprehensive income of $2.4 million, partially offset by dividends declared on common stock of $1.5 million. The increase in accumulated other comprehensive income is primarily due to a $2.3 million after-tax increase in the market value of the available for sale investment securities portfolio, which correlates with a general decline in long term market interest rates during the quarter. As market interest rates fall, the value of fixed rate investments generally increase.

At June 30, 2017, the Company’s tangible common equity ratio was 11.67%, an increase of 65 basis points compared to 11.02% at year-end 2016. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets, which excludes intangible assets.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The new rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which began being phased in during 2016), and changes to how regulatory capital is defined. At June 30, 2017, the Company and the Bank met the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary bank are presented in the following table for the dates indicated.

	June 30, 2017				December 31, 2016
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	16.60%	19.39%	20.18%	13.64%	16.43%	19.28%	20.10%	13.20%
United Bank & Capital Trust Company	14.76	14.76	15.55	10.49	*	*	*	*
Farmers Bank & Capital Trust Company	*	*	*	*	16.53	16.53	17.23	9.80
United Bank & Trust Company	*	*	*	*	15.54	15.54	16.47	12.38
First Citizens Bank	*	*	*	*	13.56	13.56	14.16	9.76
Citizens Bank of Northern Kentucky, Inc.	*	*	*	*	15.24	15.24	16.40	10.68

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

At June 30, 2017, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 0.26% and 0.64%, respectively for the year ending December 31, 2017 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.78% and 1.85%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2017 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2017, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued a total of 448 shares and 1,194 shares of common stock to its non-employee directors under this plan in the three and six months ended June 30, 2017, respectively, as compensation for director fees of $18 thousand and $46 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended June 30, 2017. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

Date:	August 7, 2017	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	August 7, 2017	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)