Form 10-Q
period 2017-09-30
FARMERS CAPITAL BANK CORP
filed 2017-11-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Common stock, par value $0.125 per share

7,515,849 shares outstanding at November 1, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	52

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6. Exhibits	52

SIGNATURES	55

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets
	September 30,	December 31,
(In thousands, except share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$24,361	$25,666
Interest bearing deposits in other banks	65,493	62,696
Federal funds sold and securities purchased under agreements to resell	-	6,622
Money market mutual funds	27,754	18,550
Total cash and cash equivalents	117,608	113,534
Investment securities:
Available for sale, amortized cost of $448,995 (2017) and $486,038 (2016)	447,515	480,864
Held to maturity, fair value of $3,597 (2017) and $3,597 (2016)	3,448	3,488
Total investment securities	450,963	484,352
Loans, net of unearned income	995,111	970,975
Allowance for loan losses	(9,048)	(9,344)
Loans, net	986,063	961,631
Premises and equipment, net	31,357	31,900
Company-owned life insurance	30,607	30,914
Other real estate owned	6,106	10,673
Other assets	37,272	38,026
Total assets	$1,659,976	$1,671,030
Liabilities
Deposits:
Noninterest bearing	$356,463	$334,676
Interest bearing	1,005,361	1,035,231
Total deposits	1,361,824	1,369,907
Securities sold under agreements to repurchase	35,537	36,370
Federal Home Loan Bank advances	3,521	18,646
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Dividends payable, common stock	751	751
Other liabilities	27,189	27,784
Total liabilities	1,462,328	1,486,964
Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,515,435 and 7,509,444 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	939	939
Capital surplus	52,120	51,885
Retained earnings	145,519	134,650
Accumulated other comprehensive loss	(930)	(3,408)
Total shareholders’ equity	197,648	184,066
Total liabilities and shareholders’ equity	$1,659,976	$1,671,030
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$12,281	$11,714	$36,109	$35,640
Interest on investment securities:
Taxable	1,857	2,159	5,741	7,095
Nontaxable	563	630	1,733	1,866
Interest on deposits in other banks	225	102	495	290
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	57	14	114	31
Total interest income	14,983	14,619	44,192	44,922
Interest Expense
Interest on deposits	540	578	1,596	1,823
Interest on securities sold under agreements to repurchase	17	867	58	2,912
Interest on Federal Home Loan Bank advances	109	187	398	558
Interest on subordinated notes payable to unconsolidated trusts	227	177	638	534
Total interest expense	893	1,809	2,690	5,827
Net interest income	14,090	12,810	41,502	39,095
Provision for loan losses	(379)	(190)	(298)	(819)
Net interest income after provision for loan losses	14,469	13,000	41,800	39,914
Noninterest Income
Service charges and fees on deposits	2,041	2,046	6,011	5,840
Allotment processing fees	693	810	2,059	2,504
Other service charges, commissions, and fees	1,360	1,459	4,060	4,173
Trust income	724	715	2,054	2,034
Net gain (loss) on sales of available for sale investment securities	3	3,776	(7)	3,990
Net gain on sales of cost method investment securities	82	-	82	-
Gains on sale of mortgage loans, net	172	273	515	695
Income from company-owned life insurance	467	229	923	785
Gain on debt extinguishment	-	-	-	4,050
Legal settlement	-	1,350	-	1,450
Other	85	114	283	314
Total noninterest income	5,627	10,772	15,980	25,835
Noninterest Expense
Salaries and employee benefits	7,309	7,810	22,572	23,444
Occupancy expenses, net	1,166	1,172	3,515	3,541
Equipment expenses	613	662	1,765	1,833
Data processing and communication expenses	1,119	1,085	3,505	3,411
Bank franchise tax	610	613	1,776	1,823
Deposit insurance expense	129	227	396	805
Other real estate expenses, net	316	454	716	1,466
Loss on debt extinguishment	-	3,776	-	3,776
Other	1,446	2,089	5,338	6,080
Total noninterest expense	12,708	17,888	39,583	46,179
Income before income taxes	7,388	5,884	18,197	19,570
Income tax expense	2,076	1,560	5,074	5,510
Net income	$5,312	$4,324	$13,123	$14,060
Per Common Share
Net income – basic and diluted	$.71	$.58	$1.75	$1.87
Cash dividends declared	.10	.07	.30	.21
Weighted Average Common Shares Outstanding
Basic and diluted	7,514	7,505	7,512	7,503
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net Income	$5,312	$4,324	$13,123	$14,060
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period, net of tax of $64, $(824), $1,290 and $1,563, respectively	120	(1,531)	2,397	2,905

Reclassification adjustment for net realized (gain) loss included in net income, net of tax of $1, $1,322, $(2) and $1,397, respectively	(2)	(2,454)	5	(2,593)

Change in unfunded portion of postretirement benefit obligation, net of tax of $4, $4, $41 and $14, respectively	8	9	76	27
Other comprehensive income (loss)	126	(3,976)	2,478	339
Comprehensive income	$5,438	$348	$15,601	$14,399
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share data)					Accumulated
					Other	Total
Nine months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
September 30, 2017 and 2016	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2017	7,509	$939	$51,885	$134,650	$(3,408)	$184,066
Net income	-	-	-	13,123	-	13,123
Other comprehensive income	-	-	-	-	2,478	2,478
Cash dividends declared – common, $.30 per share	-	-	-	(2,254)	-	(2,254)
Shares issued under director compensation plan	2	-	76	-	-	76
Shares issued pursuant to employee stock purchase plan	4	-	136	-	-	136
Expense related to employee stock purchase plan	-	-	23	-	-	23
Balance at September 30, 2017	7,515	$939	$52,120	$145,519	$(930)	$197,648

Balance at January 1, 2016	7,500	$937	$51,608	$120,371	$2,782	$175,698
Net income	-	-	-	14,060	-	14,060
Other comprehensive income	-	-	-	-	339	339
Cash dividends declared – common, $.21 per share	-	-	-	(1,575)	-	(1,575)
Shares issued under director compensation plan	2	-	62	-	-	62
Shares issued pursuant to employee stock purchase plan	5	1	115	-	-	116
Expense related to employee stock purchase plan	-	-	24	-	-	24
Balance at September 30, 2016	7,507	$938	$51,809	$132,856	$3,121	$188,724
See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, (In thousands)	2017	2016
Cash Flows from Operating Activities
Net income	$13,123	$14,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,630	2,712
Net premium amortization of investment securities:
Available for sale	2,633	3,054
Held to maturity	40	39
Provision for loan losses	(298)	(819)
Deferred income tax expense (benefit)	30	(76)
Noncash employee stock purchase plan expense	23	24
Noncash director fee compensation	76	62
Mortgage loans originated for sale	(18,811)	(26,399)
Proceeds from sale of mortgage loans	20,891	27,650
Gain on sale of mortgage loans, net	(515)	(695)
Loss on disposal of premises and equipment, net	47	2
Net loss on sale and write downs of other real estate	490	1,301
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	-	(4,050)
Loss on extinguishment of long-term securities sold under agreements to repurchase	-	3,776
Net loss (gain) on sale of available for sale investment securities	7	(3,990)
Net gain on sale of cost method investment securities	(82)	-
Curtailment gain on postretirement benefits plan liability	(351)	-
Increase in cash surrender value of company-owned life insurance	(658)	(679)
Death benefits in excess of cash surrender value on company-owned life insurance	(245)	(81)
Decrease in accrued interest receivable	324	873
Decrease in other assets	2,204	1,305
Increase (decrease) in accrued interest payable	23	(529)
(Decrease) increase in other liabilities	(150)	347
Net cash provided by operating activities	21,431	17,887
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	86,928	103,832
Proceeds from sale of available for sale investment securities	-	215,734
Purchase of available for sale investment securities	(52,592)	(210,368)
Proceeds from sale of cost method investment securities	132	-
Purchase of cost method investment securities	(3,445)	(472)
Loans originated for investment (greater) less than principal collected, net	(23,038)	8,510
Purchase of loans held for investment	(2,129)	(1,751)
Principal collected on purchased loans	1,825	2,304
Proceeds from death benefits of company-owned life insurance	1,210	341
Purchase of premises and equipment	(1,967)	(1,900)
Proceeds from sale of other real estate	1,878	3,946
Net cash provided by investing activities	8,802	120,176
Cash Flows from Financing Activities
Net decrease in deposits	(8,083)	(18,063)
Net (decrease) increase in short-term securities sold under agreements to repurchase	(58)	3,054
Proceeds from long-term securities sold under agreements to repurchase	7	9
Repayments of long-term securities sold under agreements to repurchase	(782)	(103,977)
Repayments of Federal Home Loan Bank advances	(15,125)	(120)
Cash paid to extinguish subordinated notes payable to unconsolidated trust	-	(10,950)
Dividends paid, common stock	(2,254)	(1,050)
Shares issued under employee stock purchase plan	136	116
Net cash used in financing activities	(26,159)	(130,981)
Net increase in cash and cash equivalents	4,074	7,082
Cash and cash equivalents at beginning of year	113,534	120,493
Cash and cash equivalents at end of period	$117,608	$127,575

Unaudited Condensed Consolidated Statements of Cash Flows—(Continued)
Nine months ended September 30, (In thousands)	2017	2016
Supplemental Disclosures
Cash paid during the period for:
Interest	$2,667	$6,356
Income Taxes	3,035	3,850
Transfers from loans to other real estate	435	1,640
Sale and financing of other real estate	2,792	3,050
Cash dividends payable, common	751	525
Cancelation of investment in Farmers Capital Bank Trust II	-	464
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	-	15,464
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

3. Accumulated Other Comprehensive (Loss) Income

The following table presents changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods indicated.

Three Months Ended September 30,	2017			2016
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(1,079)	$23	$(1,056)	$7,516	$(419)	$7,097
Other comprehensive income (loss) before reclassifications	120	7	127	(1,531)	-	(1,531)
Amounts reclassified from accumulated other comprehensive income	(2)	1	(1)	(2,454)	9	(2,445)
Net current-period other comprehensive income (loss)	118	8	126	(3,985)	9	(3,976)
Ending balance	$(961)	$31	$(930)	$3,531	$(410)	$3,121

Nine Months Ended September 30,	2017			2016
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,363)	$(45)	$(3,408)	$3,219	$(437)	$2,782
Other comprehensive income before reclassifications	2,397	25	2,422	2,905	-	2,905
Amounts reclassified from accumulated other comprehensive income	5	51	56	(2,593)	27	(2,566)
Net current-period other comprehensive income	2,402	76	2,478	312	27	339
Ending balance	$(961)	$31	$(930)	$3,531	$(410)	$3,121

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Unrealized gains (losses) on available for sale investment securities	$3	$3,776	$(7)	$3,990	Net gain (loss) on sales of available for sale investment securities
	(1)	(1,322)	2	(1,397)	Income tax expense
	$2	$2,454	$(5)	$2,593	Net of tax

Amortization related to postretirement benefits
Prior service costs	$-	$(12)	$(75)	$(37)	Salaries and employee benefits
Actuarial losses	(1)	(1)	(4)	(4)	Salaries and employee benefits
	(1)	(13)	(79)	(41)	Total before tax
	-	4	28	14	Income tax expense
	$(1)	$(9)	$(51)	$(27)	Net of tax

Total reclassifications for the period	$1	$2,445	$(56)	$2,566	Net of tax

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

As amended, ASU No. 2014-09 is effective for the Company in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company plans to adopt ASU No. 2014-09 in the first quarter of 2018 using a full retrospective approach. The majority of the Company’s revenues earned are excluded from the scope of the new standard. Revenue streams within the scope of this ASU include services charges and fees on deposits, allotment processing fees, trust income, and components of other service charges, commission, and fees. Based on the completed contract reviews thus far, any potential changes in revenue recognition for those revenue streams are not expected to result in a material impact to the Company’s consolidated financial statements upon adoption. The Company is in the process of developing the additional quantitative and qualitative disclosures that may be required upon adoption of the new standard.

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

ASU No. 2016-13 is effective for the Company in annual and interim reporting periods beginning after December 15, 2019. Although early adoption is permitted for fiscal years beginning after December 15, 2018, the Company does not plan to early adopt. The Company has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard. The Company has identified a project team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. The project team has developed a timeline for implementing the standard, has begun working with a third party software solution provider, and is in the process of identifying independent third party validation of the impending changes to our credit loss methodologies and processes. The team continues to assess the impact of the standard; however, the Company expects adopting this ASU will result in an increase in its allowance for loan losses. The amount of the increase in the allowance for loan losses upon adoption will be dependent upon the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date.

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

5. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of common shares issued and outstanding. There were no dilutive instruments at September 30, 2017 and 2016.

Net income per common share computations were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016

Net income, basic and diluted	$5,312	$4,324	$13,123	$14,060

Average common shares issued and outstanding, basic and diluted	7,514	7,505	7,512	7,503

Net income per common share, basic and diluted	$.71	$.58	$1.75	$1.87

6. Investment Securities

The following tables summarize the amortized costs and estimated fair value of the securities portfolio at September 30, 2017 and December 31, 2016.

September 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$72,945	$132	$337	$72,740
Obligations of states and political subdivisions	121,403	1,021	837	121,587
Mortgage-backed securities – residential	200,058	1,360	1,819	199,599
Mortgage-backed securities – commercial	46,173	1	1,114	45,060
Corporate debt securities	7,576	51	3	7,624
Mutual funds and equity securities	840	65	-	905
Total securities – available for sale	$448,995	$2,630	$4,110	$447,515
Held To Maturity
Obligations of states and political subdivisions	$3,448	$149	$-	$3,597

December 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$71,941	$213	$460	$71,694
Obligations of states and political subdivisions	134,055	773	2,536	132,292
Mortgage-backed securities – residential	225,489	1,505	2,687	224,307
Mortgage-backed securities – commercial	47,164	6	1,557	45,613
Corporate debt securities	6,565	1	441	6,125
Mutual funds and equity securities	824	20	11	833
Total securities – available for sale	$486,038	$2,518	$7,692	$480,864
Held To Maturity
Obligations of states and political subdivisions	$3,488	$109	$-	$3,597

Investment securities with a carrying value of $208 million and $191 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of the debt securities portfolio at September 30, 2017, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio consist of investments attributed to the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
September 30, 2017 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$30,884	$30,911	$-	$-
Due after one year through five years	71,412	71,703	-	-
Due after five years through ten years	76,611	76,197	1,302	1,402
Due after ten years	23,017	23,140	2,146	2,195
Mortgage-backed securities	246,231	244,659	-	-
Total	$448,155	$446,610	$3,448	$3,597

Gross realized gains and losses on the sale of available for sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Gross realized gains	$3	$3,829	$3	$4,181
Gross realized losses	-	53	10	191
Net realized gain (loss)	$3	$3,776	$(7)	$3,990

Investment securities with unrealized losses at September 30, 2017 and December 31, 2016 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
September 30, 2017 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$42,246	$191	$11,570	$146	$53,816	$337
Obligations of states and political subdivisions	26,809	162	32,799	675	59,608	837
Mortgage-backed securities – residential	93,192	642	55,308	1,177	148,500	1,819
Mortgage-backed securities – commercial	12,366	109	29,900	1,005	42,266	1,114
Corporate debt securities	2,992	3	-	-	2,992	3
Total	$177,605	$1,107	$129,577	$3,003	$307,182	$4,110

	Less than 12 Months		12 Months or More		Total
December 31, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$51,657	$460	$-	$-	$51,657	$460
Obligations of states and political subdivisions	91,728	2,526	1,999	10	93,727	2,536
Mortgage-backed securities – residential	154,397	2,485	5,841	202	160,238	2,687
Mortgage-backed securities – commercial	43,309	1,557	-	-	43,309	1,557
Corporate debt securities	536	6	5,476	435	6,012	441
Mutual funds and equity securities	128	2	113	9	241	11
Total	$341,755	$7,036	$13,429	$656	$355,184	$7,692

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

The Company attributes the unrealized losses in its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at September 30, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

7. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	September 30, 2017	December 31, 2016

Real Estate
Real estate mortgage – construction and land development	$112,005	$120,230
Real estate mortgage – residential	342,350	350,295
Real estate mortgage – farmland and other commercial enterprises	427,575	400,367
Commercial
Commercial and industrial	63,853	48,607
States and political subdivisions	20,250	18,933
Other	20,308	23,308
Consumer
Secured	4,728	4,554
Unsecured	4,042	4,681
Total loans	995,111	970,975
Less unearned income	-	-
Total loans, net of unearned income	$995,111	$970,975

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2017
Balance, beginning of period	$7,961	$900	$361	$9,222
Provision for loan losses	(376)	25	(28)	(379)
Recoveries	259	44	27	330
Loans charged off	(16)	(86)	(23)	(125)
Balance, end of period	$7,828	$883	$337	$9,048

Nine months ended September 30, 2017
Balance, beginning of period	$8,205	$854	$285	$9,344
Provision for loan losses	(526)	153	75	(298)
Recoveries	674	110	46	830
Loans charged off	(525)	(234)	(69)	(828)
Balance, end of period	$7,828	$883	$337	$9,048

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended September 30, 2016
Balance, beginning of period	$8,404	$806	$275	$9,485
Provision for loan losses	(425)	203	32	(190)
Recoveries	31	52	9	92
Loans charged off	(88)	(134)	(19)	(241)
Balance, end of period	$7,922	$927	$297	$9,146

Nine months ended September 30, 2016
Balance, beginning period	$9,173	$820	$322	$10,315
Provision for loan losses	(1,025)	193	13	(819)
Recoveries	133	107	52	292
Loans charged off	(359)	(193)	(90)	(642)
Balance, end of period	$7,922	$927	$297	$9,146

The following tables present individually impaired loans by class of loans for the dates indicated.

September 30, 2017 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$4,569	$2,003	$1,962	$3,965	$385
Real estate mortgage – residential	9,985	2,807	7,207	10,014	1,650
Real estate mortgage – farmland and other commercial enterprises	19,961	4,342	15,494	19,836	313
Commercial
Commercial and industrial	400	-	401	401	219
Consumer
Unsecured	313	-	313	313	221
Total	$35,228	$9,152	$25,377	$34,529	$2,788

December 31, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$9,076	$2,599	$3,800	$6,399	$759
Real estate mortgage – residential	9,930	4,388	5,590	9,978	1,503
Real estate mortgage – farmland and other commercial enterprises	25,045	9,699	15,235	24,934	304
Commercial
Commercial and industrial	435	20	418	438	236
Consumer
Unsecured	146	-	146	146	146
Total	$44,632	$16,706	$25,189	$41,895	$2,948

Three Months Ended September 30,	2017			2016
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$5,932	$52	$28	$7,838	$88	$88
Real estate mortgage – residential	10,199	139	134	9,214	136	136
Real estate mortgage – farmland and other commercial enterprises	19,166	224	223	26,401	292	292
Commercial
Commercial and industrial	401	6	6	409	4	2
Consumer
Unsecured	333	4	4	150	2	2
Total	$36,031	$425	$395	$44,012	$522	$520

Nine Months Ended September 30,	2017			2016
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$5,464	$186	$161	$8,319	$243	$231
Real estate mortgage – residential	10,329	393	385	8,957	348	323
Real estate mortgage – farmland and other commercial enterprises	22,436	822	815	25,728	929	908
Commercial
Commercial and industrial	436	17	17	413	15	13
Other	8	-	-	-	-	-
Consumer
Unsecured	331	13	12	152	5	4
Total	$39,004	$1,431	$1,390	$43,569	$1,540	$1,479

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2017 and December 31, 2016.

September 30, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,348	$219	$221	$2,788
Collectively evaluated for impairment	5,480	664	116	6,260
Total ending allowance balance	$7,828	$883	$337	$9,048

Loans
Loans individually evaluated for impairment	$33,815	$401	$313	$34,529
Loans collectively evaluated for impairment	848,115	104,010	8,457	960,582
Total ending loan balance, net of unearned income	$881,930	$104,411	$8,770	$995,111

December 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,566	$236	$146	$2,948
Collectively evaluated for impairment	5,639	618	139	6,396
Total ending allowance balance	$8,205	$854	$285	$9,344

Loans
Loans individually evaluated for impairment	$41,311	$438	$146	$41,895
Loans collectively evaluated for impairment	829,581	90,410	9,089	929,080
Total ending loan balance, net of unearned income	$870,892	$90,848	$9,235	$970,975

The following tables present the recorded investment in nonperforming loans by class of loans as of September 30, 2017 and December 31, 2016.

September 30, 2017 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$380	$1,957	$-
Real estate mortgage – residential	1,490	5,356	-
Real estate mortgage – farmland and other commercial enterprises	1,908	14,461	-
Commercial
Commercial and industrial	-	372	-
Consumer
Unsecured	171	130	32
Total	$3,949	$22,276	$32

December 31, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$712	$3,637	$-
Real estate mortgage – residential	2,316	4,006	-
Real estate mortgage – farmland and other commercial enterprises	3,383	14,787	-
Commercial
Commercial and industrial	-	377	-
Consumer
Secured	4	-	-
Unsecured	8	135	-
Total	$6,423	$22,942	$-

The Company has allocated $1.8 million and $2.0 million of specific reserves as of September 30, 2017 and December 31, 2016, respectively, to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2017 and December 31, 2016. The Company had no credits during the first nine months of 2017 or 2016 that were modified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

September 30, 2017 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$15	$314	$329	$111,676	$112,005
Real estate mortgage – residential	763	476	1,239	341,111	342,350
Real estate mortgage – farmland and other commercial enterprises	-	1,090	1,090	426,485	427,575
Commercial
Commercial and industrial	-	-	-	63,853	63,853
States and political subdivisions	-	-	-	20,250	20,250
Other	-	-	-	20,308	20,308
Consumer
Secured	-	-	-	4,728	4,728
Unsecured	2	-	2	4,040	4,042
Total	$780	$1,880	$2,660	$992,451	$995,111

December 31, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$393	$227	$620	$119,610	$120,230
Real estate mortgage – residential	1,935	798	2,733	347,562	350,295
Real estate mortgage – farmland and other commercial enterprises	-	2,483	2,483	397,884	400,367
Commercial
Commercial and industrial	-	-	-	48,607	48,607
States and political subdivisions	-	-	-	18,933	18,933
Other	24	-	24	23,284	23,308
Consumer
Secured	13	-	13	4,541	4,554
Unsecured	30	8	38	4,643	4,681
Total	$2,395	$3,516	$5,911	$965,064	$970,975

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

	Real Estate			Commercial
September 30, 2017 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage –Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$107,517	$317,404	$399,738	$62,964	$20,250	$19,679
Special Mention	408	9,591	17,564	487	-	629
Substandard	4,080	15,355	10,273	402	-	-
Doubtful	-	-	-	-	-	-
Total	$112,005	$342,350	$427,575	$63,853	$20,250	$20,308

	Real Estate			Commercial
December 31, 2016 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercia and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$112,435	$323,300	$363,448	$47,254	$18,933	$23,308
Special Mention	1,413	12,147	21,088	764	-	-
Substandard	6,382	14,806	15,831	589	-	-
Doubtful	-	42	-	-	-	-
Total	$120,230	$350,295	$400,367	$48,607	$18,933	$23,308

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,728	$3,709	$4,550	$4,538
Nonperforming	-	333	4	143
Total	$4,728	$4,042	$4,554	$4,681

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

8. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows for the dates indicated:

(In thousands)	September 30, 2017	December 31, 2016
Construction and land development	$4,526	$7,996
Residential real estate	667	871
Farmland and other commercial enterprises	913	1,806
Total	$6,106	$10,673

OREO activity for the nine months ended September 30, 2017 and 2016 was as follows:

Nine months ended September 30, (In thousands)	2017	2016
Beginning balance	$10,673	$21,843
Transfers from loans and other increases	593	1,790
Proceeds from sales	(4,670)	(6,996)
Gain on sales, net	95	30
Write downs and other decreases, net	(585)	(1,331)
Ending balance	$6,106	$15,336

At September 30, 2017, the Company had a total of $875 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

	Remaining Contractual Maturity of the Agreements
September 30, 2017 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Obligations of U.S. government-sponsored entities	$-	$-	$-	$1,153	$257	$1,410
Mortgage-backed securities – residential	33,627	200	-	300	-	34,127
Total	$33,627	$200	$-	$1,453	$257	$35,537

	Remaining Contractual Maturity of the Agreements
December 31, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Obligations of U.S. government-sponsored entities	$5,596	$301	$-	$258	$1,027	$7,182
Mortgage-backed securities – residential	28,086	902	-	200	-	29,188
Total	$33,682	$1,203	$-	$458	$1,027	$36,370

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2017 and 2016.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$137	$159	$420	$478
Interest cost	164	171	496	512
Curtailment gain recognized	-	-	(351)	-
Recognized prior service cost	-	12	8	37
Net periodic benefit cost	$301	$342	$573	$1,027

In connection with the merger of certain of its subsidiaries in February 2017, the Company recognized a curtailment gain of $351 thousand during the first quarter of 2017 as a result of revaluing its postretirement medical benefits plan liability due to a reduction in workforce. The gain is net of $67 thousand of prior service costs recognized due to the curtailment.

The Company expects benefit payments of $468 thousand for 2017, of which $262 thousand have been made during the first nine months of 2017.

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

The regulatory ratios of the consolidated Company and its subsidiary bank were as follows for the dates indicated:

	September 30, 2017				December 31, 2016
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	17.09%	19.88%	20.66%	13.83%	16.43%	19.28%	20.10%	13.20%
United Bank & Capital Trust Company	15.29	15.29	16.08	10.75	*	*	*	*
Farmers Bank & Capital Trust Company	*	*	*	*	16.53	16.53	17.23	9.80
United Bank & Trust Company	*	*	*	*	15.54	15.54	16.47	12.38
First Citizens Bank	*	*	*	*	13.56	13.56	14.16	9.76
Citizens Bank of Northern Kentucky, Inc.	*	*	*	*	15.24	15.24	16.40	10.68

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

Level 3:

Significant unobservable inputs that reflect a reporting entity’s own assumptions supported by little or no market activity about the assumptions that market participants would use in pricing the asset or liability.

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $27.8 million and $18.6 million in money market mutual funds at September 30, 2017 and December 31, 2016, respectively, is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosure for available for sale investment securities as of September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Obligations of U.S. government-sponsored entities	$72,740	$-	$72,740	$-
Obligations of states and political subdivisions	121,587	-	121,587	-
Mortgage-backed securities – residential	199,599	-	199,599	-
Mortgage-backed securities – commercial	45,060	-	45,060	-
Corporate debt securities	7,624	-	7,624	-
Mutual funds and equity securities	905	905	-	-
Total	$447,515	$905	$446,610	$-

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Obligations of U.S. government-sponsored entities	$71,694	$-	$71,694	$-
Obligations of states and political subdivisions	132,292	-	132,292	-
Mortgage-backed securities – residential	224,307	-	224,307	-
Mortgage-backed securities – commercial	45,613	-	45,613	-
Corporate debt securities	6,125	-	6,125	-
Mutual funds and equity securities	833	833	-	-
Total	$480,864	$833	$480,031	$-

The Company is required to measure and disclose certain other assets and liabilities at fair value on a nonrecurring basis in periods following their initial recognition. The Company’s disclosure about assets and liabilities measured at fair value on a nonrecurring basis consists of collateral-dependent impaired loans and OREO.

Adjustments to the fair value of collateral-dependent loans are recorded by either direct loan charge-offs through the allowance for loan losses or an adjustment to the specific reserve through an increase or decrease to the provision for loan losses. The fair value of collateral-dependent impaired loans with specific allocations of the allowance for loan losses is measured based on recent appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

The following table represents the carrying amount of assets measured at fair value on a nonrecurring basis and still held by the Company as of the dates indicated. The amounts in the table only represent assets whose carrying amount has been adjusted during the period in a manner as described above; therefore, these amounts will differ from the total amounts outstanding. With the exception of those calculated using the collateral valuation method, collateral-dependent impaired loan amounts in the tables below exclude restructured loans that are measured based on present value techniques, which are outside the scope of the fair value reporting framework.

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,324	$-	$-	$1,324
Real estate mortgage – residential	769	-	-	769
Real estate mortgage – farmland and other commercial enterprises	962	-	-	962
Total	$3,055	$-	$-	$3,055

OREO
Construction and land development	$3,118	$-	$-	$3,118
Residential real estate	204	-	-	204
Farmland and other commercial enterprises	836	-	-	836
Total	$4,158	$-	$-	$4,158

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,909	$-	$-	$2,909
Real estate mortgage – residential	3,137	-	-	3,137
Real estate mortgage – farmland and other commercial enterprises	351	-	-	351
Total	$6,397	$-	$-	$6,397

OREO
Construction and land development	$4,883	$-	$-	$4,883
Residential real estate	234	-	-	234
Farmland and other commercial enterprises	1,070	-	-	1,070
Total	$6,187	$-	$-	$6,187

The following table represents fair value adjustments recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net (increase) decrease in fair value:
Collateral-dependent impaired loans	$(3)	$33	$12	$540
OREO	235	599	435	1,165
Total	$232	$632	$447	$1,705

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

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Average
September 30, 2017
Collateral-dependent impaired loans	$3,055	Discounted appraisals	Marketability discount	1.1%	-	22.8%	9.7%
OREO	$4,158	Discounted appraisals	Marketability discount	0%	-	52.4%	17.5%
December 31, 2016
Collateral-dependent impaired loans	$6,397	Discounted appraisals	Marketability discount	0%	-	67.8%	3.5%
OREO	$6,187	Discounted appraisals	Marketability discount	0%	-	50.0%	11.2%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets
Cash and cash equivalents	$117,608	$117,608	$117,608	$-	$-
Held to maturity investment securities	3,448	3,597	-	3,597	-
Loans, net	986,063	976,344	-	-	976,344
Accrued interest receivable	4,695	4,695	-	4,695	-
Federal Home Loan Bank and Federal Reserve Bank Stock	13,235	13,235	-	-	13,235

Liabilities
Deposits	1,361,824	1,361,653	1,128,645	-	233,008
Securities sold under agreements to repurchase	35,537	35,542	-	35,542	-
Federal Home Loan Bank advances	3,521	3,608	-	3,608	-
Subordinated notes payable to unconsolidated trusts	33,506	21,142	-	-	21,142
Accrued interest payable	344	344	-	344	-

December 31, 2016
Assets
Cash and cash equivalents	$113,534	$113,534	$113,534	$-	$-
Held to maturity investment securities	3,488	3,597	-	3,597	-
Loans, net	961,631	962,437	-	-	962,437
Accrued interest receivable	5,019	5,019	-	5,019	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	9,840	-	-	9,840

Liabilities
Deposits	1,369,907	1,369,567	1,099,211	-	270,356
Securities sold under agreements to repurchase	36,370	36,381	-	36,381	-
Federal Home Loan Bank advances	18,646	19,114	-	19,114	-
Subordinated notes payable to unconsolidated trusts	33,506	21,234	-	-	21,234
Accrued interest payable	321	321	-	321	-

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

RESULTS OF OPERATIONS

Net income for the third quarter of 2017 was $5.3 million, or $.71 per common share, an increase of 22.8% compared to $4.3 million, or $.58 per common share, for the third quarter of 2016. For the nine months ended September 30, 2017, net income was $13.1 million, or $1.75 per common share, a decline of 6.7% compared to $14.1 million, or $1.87 per common share, for the first nine months of 2016.

The current nine-months includes pre-tax expenses of $472 thousand ($307 thousand after tax), or $.04 per common share, related to the Company’s consolidation of its four bank subsidiaries and data processing subsidiary into one bank. For both the three and nine months ended September 30, 2016, net income includes pre-tax consolidation expenses of $259 thousand ($168 thousand after tax), or $.02 per common share. This consolidation was completed in February 2017.

Selected income statement amounts and related data are summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands except per share data)	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Interest income	$14,983	$14,619	$364	$44,192	$44,922	$(730)
Interest expense	893	1,809	(916)	2,690	5,827	(3,137)
Net interest income	14,090	12,810	1,280	41,502	39,095	2,407
Provision for loan losses	(379)	(190)	(189)	(298)	(819)	521
Net interest income after provision for loan losses	14,469	13,000	1,469	41,800	39,914	1,886
Noninterest income	5,627	10,772	(5,145)	15,980	25,835	(9,855)
Noninterest expenses	12,708	17,888	(5,180)	39,583	46,179	(6,596)
Income before income taxes	7,388	5,884	1,504	18,197	19,570	(1,373)
Income tax expense	2,076	1,560	516	5,074	5,510	(436)
Net income	$5,312	$4,324	$988	$13,123	$14,060	$(937)

Basic and diluted net income per common share	$.71	$.58	$.13	$1.75	$1.87	$(.12)
Cash dividends declared per common share	.10	.07	.03	.30	.21	.09

Weighted average common shares outstanding – basic and diluted	7,514	7,505	9	7,512	7,503	9
Return on average assets	1.26%	.98%	28 bp	1.05%	1.07%	(2) bp
Return on average equity	10.77%	9.07%	170 bp	9.20%	10.14%	(94) bp
bp – basis points.

The increase in net income in the quarterly comparison is attributed primarily to higher net interest income of $1.3 million, or 10.0%, and a higher credit to the provision for loan losses of $189 thousand. Noninterest income declined $5.1 million, or 47.8%, which was offset by a decrease in noninterest expenses of $5.2 million, or 29.0%. The primary drivers of the decline in net income in the nine-month comparison were lower noninterest income of $9.9 million, or 38.1%, and a decrease in the credit to the provision for loan losses of $521 thousand, partially offset by lower noninterest expenses of $6.6 million, or 14.3%. The decline in noninterest income is attributed primarily to a pretax gain during the first quarter of 2016 of $4.1 million related to the early extinguishment of $15.5 million of debt. Net interest income was up $2.4 million, or 6.2%, in the year-to-date comparison. Further information related to the more significant components making up the changes in net income follows.

Net Interest Income

The overall interest rate environment at September 30, 2017, as measured by the Treasury yield curve, remained at very low levels when compared with historical trends. During the quarter, the shape of the yield curve flattened as a result of yields on short-term maturities increasing more than yields on longer-term maturities. Yields for the two and three-year maturity periods were up 10 and 8 basis points, respectively, while yields on both the ten and thirty-year maturities increased 3 basis points. At September 30, 2017, the short-term federal funds target interest rate remained between 1.00% and 1.25%. The Federal Reserve Board has indicated that it will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At September 30, 2017, the national and Kentucky unemployment rates were 4.2% and 5.2%, respectively. The national inflation rate at September 30, 2017 was 2.2% based on the Consumer Price Index published by the Bureau of Labor Statistics, up from 2.1% at year-end 2016.

Net interest income increased $1.3 million, or 10.0%, and $2.4 million, or 6.2%, for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The increase in both comparisons was driven by overall lower average rates paid on borrowings and declines in the average balances of borrowings, as well as loan growth, partially offset by declines in investment securities balances. Net interest margin increased in both comparisons, reflecting the Company’s efforts to improve net interest income and net interest margin through loan growth combined with the balance sheet deleverage transaction and related repositioning of the Company’s investment securities portfolio during the second half of 2016, which is more fully described below.

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

Interest income on loans was up $567 thousand, or 4.8%, and $469 thousand, or 1.3%, in the three and nine-month comparisons, respectively, driven by a higher average loan balance outstanding in both comparisons. Average loans grew $42.8 million, or 4.5%, in the quarterly comparison and $27.9 million, or 2.9%, in the year-to-date comparison. Interest income on loans in the current quarter includes the collection of $120 thousand related to two nonaccrual loans that fully paid off during the quarter, which aided the average rate earned on loans by four basis points. For the first nine months of 2017, interest income on loans includes a $73 thousand prepayment fee and the collection of $158 thousand related to three nonaccrual loans that fully paid off during the period. The prior year nine-month period includes the collection of $236 thousand related to a nonaccrual loan that fully paid off during the year-ago first quarter. For both the nine months ended September 30, 2017 and 2016, the average rate earned on loans was boosted three basis points related to the collections of interest on the nonaccrual loans and the prepayment fee discussed above.

Interest income on investment securities is down $369 thousand, or 13.2%, and $1.5 million, or 16.6%, for the quarterly and year-to-date comparisons, respectively, primarily due to lower volume. Average investment securities decreased $102 million, or 17.7%, and $96.6 million, or 16.6%, for the third quarter and first nine months of 2017, respectively, from the same periods a year ago. Volume declines are mainly the result of the balance sheet deleverage transaction during 2016, which is more fully described above. The average rate earned on investment securities was up 12 basis points in the quarterly comparison and 3 basis points in the year-to-date comparison.

Interest expense on deposits was down $38 thousand, or 6.6%, and $227 thousand, or 12.5%, for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The decline in both comparisons was driven by rate declines and lower average outstanding balances related to time deposits. Interest expense on borrowed funds was down $878 thousand, or 71.3%, and $2.9 million, or 72.7%, for the quarterly and year-to-date comparisons, respectively, primarily due to the early repayment of $100 million of high fixed-rate borrowings during the third quarter of 2016 related to the deleveraging transaction discussed above.

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

The Company has improved its mix of earning assets and interest bearing liabilities through growth in the loan portfolio over the past year combined with a significant decrease in lower-yielding investment securities and higher-rate borrowings. On an average basis, loans represented 63.4% of earning assets for the third quarter of 2017, an increase of 511 basis points compared to 58.3% for the third quarter of 2016. For the first nine months of 2017, average loans represented 63.1% of average earnings assets, up 460 basis points compared to 58.5% for the first nine months of 2016. Loans typically involve an increase in credit risk and higher yields when compared to investment securities.

For the current quarter, net interest margin on a taxable equivalent basis was 3.67%, an increase of 44 basis points compared with 3.23% a year earlier. Net interest spread increased 50 basis points to 3.57%, up from 3.07% in the year-ago quarter. Net interest margin and spread for the current quarter were positively impacted three basis points from the collection of $120 thousand related to two nonaccrual loans that fully paid off during the quarter.

For the first nine months of 2017, net interest margin on a taxable equivalent basis was 3.65%, an increase of 36 basis points from 3.29% in the comparable period a year ago. Net interest spread increased 42 basis points to 3.55%, up from 3.13% for the first nine months of 2016. For both the nine months ended September 30, 2017 and 2016, net interest margin and spread were positively impacted two basis points each related to the collection of interest on nonaccrual loans and a prepayment fee. During the current nine months, interest income on loans includes a $73 thousand prepayment fee and the collection of $158 thousand related to three nonaccrual loans that fully paid off during the period. The prior year nine-month period includes the collection of $236 thousand related to a nonaccrual loan that fully paid off during the year-ago first quarter

The Company expects its net interest margin to stay relatively flat in the near term according to internal modeling using expectations about future market interest rates, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for periods indicated.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential
Three Months Ended September 30,	2017			2016
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$359,207	$1,857	2.05%	$451,199	$2,159	1.90%
Nontaxable[2]	114,974	847	2.92	124,820	941	3.00
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	97,458	282	1.15	102,021	116	.45
Loans[2,3,4]	991,579	12,357	4.94	948,734	11,792	4.94
Total earning assets	1,563,218	$15,343	3.89%	1,626,774	$15,008	3.67%
Allowance for loan losses	(9,261)			(9,388)
Total earning assets, net of allowance for loan losses	1,553,957			1,617,386
Nonearning Assets
Cash and due from banks	24,778			23,766
Premises and equipment, net	31,426			32,462
Other assets	60,543			80,147
Total assets	$1,670,704			$1,753,761
Interest Bearing Liabilities
Deposits
Interest bearing demand	$360,949	$177	.19%	$334,349	$60	.07%
Savings	417,337	108	.10	410,214	126	.12
Time	238,892	255	.42	289,327	392	.54
Federal funds purchased	-	-	-	141	-	-
Short-term securities sold under agreements to repurchase	34,679	15	.17	35,743	27	.30
Long-term securities sold under agreements to repurchase	696	2	1.14	83,505	840	4.00
Federal Home Loan Bank advances	11,312	109	3.82	19,260	187	3.86
Subordinated notes payable to unconsolidated trusts	33,506	227	2.69	33,506	177	2.10
Total interest bearing liabilities	1,097,371	$893	.32%	1,206,045	$1,809	.60%
Noninterest Bearing Liabilities
Demand deposits	350,058			328,351
Other liabilities	27,622			29,792
Total liabilities	1,475,051			1,564,188
Shareholders’ equity	195,653			189,573
Total liabilities and shareholders’ equity	$1,670,704			$1,753,761
Net interest income		14,450			13,199
TE basis adjustment		(360)			(389)
Net interest income		$14,090			$12,810
Net interest spread			3.57%			3.07%
Impact of noninterest bearing sources of funds			.10			.16
Net interest margin			3.67%			3.23%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $272 thousand and $326 thousand in 2017 and 2016, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential
Nine Months Ended September 30,	2017			2016
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$366,281	$5,741	2.10%	$459,125	$7,095	2.06%
Nontaxable[2]	119,263	2,605	2.92	122,970	2,783	3.02
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	90,601	609	.90	97,044	321	.44
Loans[2,3,4]	983,281	36,332	4.94	955,417	35,861	5.01
Total earning assets	1,559,426	$45,287	3.88%	1,634,556	$46,060	3.76%
Allowance for loan losses	(9,403)			(9,756)
Total earning assets, net of allowance for loan losses	1,550,023			1,624,800
Nonearning Assets
Cash and due from banks	23,749			22,947
Premises and equipment, net	31,734			32,590
Other assets	60,462			81,440
Total assets	$1,665,968			$1,761,777
Interest Bearing Liabilities
Deposits
Interest bearing demand	$351,789	$378	.14%	$333,457	$191	.08%
Savings	420,955	364	.12	406,639	387	.13
Time	251,539	854	.45	303,240	1,245	.55
Federal funds purchased	15	-	-	201	-	-
Short-term securities sold under agreements to repurchase	33,373	52	.21	34,407	70	.27
Long-term securities sold under agreements to repurchase	1,009	6	.80	95,373	2,842	3.98
Federal Home Loan Bank advances	13,631	398	.90	18,931	558	3.94
Subordinated notes payable to unconsolidated trusts	33,506	638	2.55	34,892	534	2.04
Total interest bearing liabilities	1,105,817	$2,690	.33%	1,227,140	$5,827	.63%
Noninterest Bearing Liabilities
Demand deposits	342,870			320,873
Other liabilities	26,525			28,502
Total liabilities	1,475,212			1,576,515
Shareholders’ equity	190,756			185,262
Total liabilities and shareholders’ equity	$1,665,968			$1,761,777
Net interest income		42,597			40,233
TE basis adjustment		(1,095)			(1,138)
Net interest income		$41,502			$39,095
Net interest spread			3.55%			3.13%
Impact of noninterest bearing sources of funds			.10			.16
Net interest margin			3.65%			3.29%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $1.0 million in both 2017 and 2016.

Analysis of Changes in Net Interest Income (tax equivalent basis)
(In thousands)	Variance	Variance Attributed to
Three Months Ended September 30,	2017/2016[1]	Volume	Rate

Interest Income
Taxable investment securities	$(302)	$(1,194)	$892
Nontaxable investment securities[2]	(94)	(70)	(24)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	166	(36)	202
Loans[2]	565	565	-
Total interest income	335	(735)	1,070
Interest Expense
Interest bearing demand deposits	117	5	112
Savings deposits	(18)	14	(32)
Time deposits	(137)	(60)	(77)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	(12)	(1)	(11)
Long-term securities sold under agreements to repurchase	(838)	(487)	(351)
Federal Home Loan Bank advances	(78)	(76)	(2)
Subordinated notes payable to unconsolidated trusts	50	-	50
Total interest expense	(916)	(605)	(311)
Net interest income	$1,251	$(130)	$1,381
Percentage change	100.0%	(10.4)%	110.4%

(In thousands)	Variance	Variance Attributed to
Nine Months Ended September 30,	2017/2016[1]	Volume	Rate

Interest Income
Taxable investment securities	$(1,354)	$(1,571)	$217
Nontaxable investment securities[2]	(178)	(85)	(93)
Interest bearing deposits in banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	288	(36)	324
Loans[2]	471	1,223	(752)
Total interest income	(773)	(469)	(304)
Interest Expense
Interest bearing demand deposits	187	13	174
Savings deposits	(23)	19	(42)
Time deposits	(391)	(189)	(202)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	(18)	(2)	(16)
Long-term securities sold under agreements to repurchase	(2,836)	(1,569)	(1,267)
Federal Home Loan Bank advances	(160)	(154)	(6)
Subordinated notes payable to unconsolidated trusts	104	(34)	138
Total interest expense	(3,137)	(1,916)	(1,221)
Net interest income	$2,364	$1,447	$917
Percentage change	100.0%	61.2%	38.8%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continued recent trends of improvement during the current quarter, as certain credit quality metrics improved upon recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $379 thousand and $190 thousand for the current and year-ago quarters, respectively. For the first nine months of 2017 and 2016, the Company recorded credits in the amount of $298 thousand and $819 thousand, respectively. The allowance for loan losses as a percentage of outstanding loans was 0.91% at September 30, 2017 compared to 0.96% at both year-end 2016 and September 30, 2016. The credit to the provision for the current quarter was driven by net recoveries of $205 thousand. For the first nine months of 2017, the credit to the provision was driven by lower historical loss rates and a decline in specific reserves on impaired loans of $160 thousand, or 5.4%. Net recoveries in the three and nine months ended September 30, 2017, include $230 thousand and $600 thousand, respectively, from a real estate development project. The Company recorded a total of $1.4 million in principal charge-offs between 2010 and 2012 related to this project and anticipates it could receive an additional $1.3 million in recoveries related to this credit. The timing and amount of these possible recoveries are subject to change and are dependent on the price and volume of lots sold by the developer, however, the Company expects to receive the recoveries over the next two to three quarters.

While historical loss rates continued to be low, the effect of the improvement in loss rates on the allowance for loan losses has diminished now that the higher levels experienced during 2008 through the first quarter of 2014 have already rolled out of the three year look-back period used when evaluating the allowance for loan losses. Overall credit quality metrics of the loan portfolio have continued to improve. Nonperforming loans, impaired loans, loans graded as substandard or below, and watch list loans have each declined when compared with a year earlier. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

	Three months ended September 30				Nine months ended September 30
			Change				Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Service charges and fees on deposits	$2,041	$2,046	$(5)	(0.2)%	$6,011	$5,840	$171	2.9%
Allotment processing fees	693	810	(117)	(14.4)	2,059	2,504	(445)	(17.8)
Other service charges, commissions, and fees	1,360	1,459	(99)	(6.8)	4,060	4,173	(113)	(2.7)
Trust income	724	715	9	1.3	2,054	2,034	20	1.0
Net gain (loss) on sales of available for sale investment securities	3	3,776	(3,773)	(99.9)	(7)	3,990	(3,997)	(100.2)
Net gain on sales of cost method investment securities	82	-	82	NM	82	-	82	NM
Gain on sale of mortgage loans, net	172	273	(101)	(37.0)	515	695	(180)	(25.9)
Income from company-owned life insurance	467	229	238	103.9	923	785	138	17.6
Gain on debt extinguishment	-	-	-	-	-	4,050	(4,050)	(100.0)
Legal settlement	-	1,350	(1,350)	(100.0)	-	1,450	(1,450)	(100.0)
Other	85	114	(29)	(25.4)	283	314	(31)	(9.9)
Total noninterest income	$5,627	$10,772	$(5,145)	(47.8)%	$15,980	$25,835	$(9,855)	(38.1)%
NM – not meaningful.

The decrease in noninterest income in the quarterly comparison was driven by net gains on the sale of available for sale investment securities in the prior-year quarter of $3.8 million and a $1.4 million payment received during the third quarter of 2016 related to a litigation settlement. In the year-to-date comparison, the decline in noninterest income is mainly attributed to the $4.1 million pre-tax gain during the first quarter of 2016 related to the early extinguishment of debt, lower net gains on the sale of available for sale investment securities of $4.0 million, and $1.5 million in payments received during 2016 related to the litigation settlement. The gains on the sale of available for sale investment securities in the prior year relates primarily to the series of transactions to deleverage and reposition the balance sheet discussed earlier under the caption “Net Interest Income” above, which completely offset the related loss on the early repayment of long-term borrowings.

Service charges and fees on deposits increased in the nine-month comparison primarily due to higher service charges related to demand deposits and savings accounts of $136 thousand, or 19.6%, and $52 thousand, or 75.2%, respectively. Contributing to the overall increase in service charges are higher average balances of demand deposits and savings accounts compared to the prior year. Additionally, during the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout the corporation, which has contributed to an overall increase in service charges since completion.

The decline in allotment processing fees in both comparisons is primarily a result of lower processing volume stemming from the U.S. Department of Defense policy that went into effect on January 1, 2015 restricting the types of purchases that active duty service members are able to make using the military allotment system for payment. The rate of decline in allotment processing fees began to subside during 2017, as existing contracts for the types of purchases affected by the new policy have steadily decreased and the Company continues its efforts to diversify its customer base and expand its payment processing options.

The decrease in nondeposit service charges, commissions, and fees was driven by declines across multiple line items. Net gains on the sale of cost method investment securities during 2017 relates to the sale of stock held in connection with a correspondent banking relationship.

Net gains on the sale of mortgage loans were down in both comparisons mainly due to lower sales volume. Sales of mortgage loans decreased $3.4 million, or 32.8%, and $6.6 million, or 24.4%, for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. The increase in income from company-owned life insurance in both comparisons is primarily due to a tax-free death benefit received in excess of the cash surrender value during the third quarter of 2017 of $245 thousand. In the year-to-date comparison, the increase was partially offset by a tax-free death benefit received in excess of the cash surrender value during the prior-year first quarter of $81 thousand.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in thousands)	2017	2016	$	%	2017	2016	$	%
Salaries and employee benefits	$7,309	$7,810	$(501)	(6.4)%	$22,572	$23,444	$(872)	(3.7)%
Occupancy expenses, net	1,166	1,172	(6)	(0.5)	3,515	3,541	(26)	(0.7)
Equipment expenses	613	662	(49)	(7.4)	1,765	1,833	(68)	(3.7)
Data processing and communication expenses	1,119	1,085	34	3.1	3,505	3,411	94	2.8
Bank franchise tax	610	613	(3)	(0.5)	1,776	1,823	(47)	(2.6)
Deposit insurance expenses	129	227	(98)	(43.2)	396	805	(409)	(50.8)
Other real estate expenses, net	316	454	(138)	(30.4)	716	1,466	(750)	(51.2)
Loss on debt extinguishment	-	3,776	(3,776)	(100.0)	-	3,776	(3,776)	(100.0)
Other	1,446	2,089	(643)	(30.8)	5,338	6,080	(742)	(12.2)
Total noninterest expense	$12,708	$17,888	$(5,180)	(29.0)%	$39,583	$46,179	$(6,596)	(14.3)%

Noninterest expense includes $472 thousand for the current nine months and $259 thousand for both the third quarter and first nine months of 2016 related to the consolidation of the Company’s subsidiaries that was completed during the first quarter of 2017. The decline in noninterest expense in the both the quarterly and nine-month comparisons was primarily the result of the $3.8 million loss related to the early extinguishment of debt recorded in the third quarter of 2016. The loss was completely offset by the net gain on the sale of investment securities discussed under the “Noninterest Income” caption above. The Company has continued its efforts to reduce overall operating costs, primarily through the consolidation of its subsidiaries. In both the quarterly and year-to-date comparisons, the Company experienced declines nearly all components of noninterest expense, led by lower salaries and employee benefits expense and lower expenses related to repossessed real estate.

The decrease in salaries and employee benefits in both comparisons primarily reflects a reduction in workforce related to the subsidiary consolidation plan completed during the first quarter of 2017. The Company had 426 full time equivalent employees at September 30, 2017, down from 481 a year ago. Benefit expenses declined $338 thousand, or 22.8%, and $1.1 million, or 25.7%, for the third quarter and first nine months of 2017, respectively, compared to the same periods in 2016. In the quarterly comparison, benefit expenses were down primarily due to the reduced workforce which resulted in lower claims activity of the Company’s self-funded health insurance plan of $315 thousand. Benefit expenses declined in the year-to-date comparison due to lower claims activity of $654 thousand and a curtailment gain of $351 thousand recorded in the first quarter of 2017. The curtailment gain was the result of revaluing the Company’s postretirement medical benefits plan liability due to the workforce reduction.

Salaries and related payroll taxes decreased $163 thousand, or 2.6%, in the current quarter compared to the prior-year quarter and increased $200 thousand, or 1.0%, for the first nine months of 2017 compared to the same periods of 2016. In the quarterly comparison, the decline from the reduction in workforce was partially offset by incentive accruals of $257 thousand related to the Company’s Board-approved incentive payment plans put in place for 2017. These plans include the Company’s executive management team and certain other designated officers throughout the corporation. Salaries and related payroll taxes for the first nine months of 2017 include incentive pay accruals of $831 thousand, severance pay expense of $301 thousand, and retention payments during the second quarter of 2017 in the amount of $201 thousand to certain members of management. These expenses were partially offset by declines due to the reduced workforce in the nine-month comparison. There were no similar expenses during the first nine months of 2016.

Data processing and communication expense during the current nine months includes $127 thousand during the first quarter of 2017 related to the consolidation of subsidiaries. The reduction in deposit insurance expense in both the three and nine-month comparisons is primarily due to the Federal Deposit Insurance Corporation lowering assessment rates beginning in the third quarter of 2016.

The decline in expenses related to repossessed real estate was mainly the result of lower write-downs of $364 thousand, or 60.8%, in the quarterly comparison, and $746 thousand, or 56.0%, in the year-to-date comparison. Write-downs in the first nine months of the prior year include $620 thousand ($267 thousand during the third quarter) in the aggregate related to two commercial real estate properties written down to their estimated fair value less cost to sell that were subsequently sold in the fourth quarter of 2016 for a related loss of $256 thousand. The prior-year third quarter also includes write-downs of $124 thousand related to a residential real estate development property as a result of entering into a sales contract. For the quarterly comparisons, the decrease in write-downs in the current period were partially offset by a lower net gain on the sale of properties of $132 thousand and higher maintenance and operating costs of $94 thousand.

Other noninterest expenses include amounts related to the consolidation of the Company’s subsidiaries of $22 thousand for the first nine months of 2017 and $135 thousand for both the third quarter and first nine months of 2016. During the third quarter of 2017, the Company received a $197 thousand insurance payment as reimbursement for legal expenses previously incurred. Also contributing to the decline in other noninterest expenses were lower directors’ fees of $47 thousand, or 27.0% and $129 thousand, or 25.7%, for the three and nine-month comparisons, respectively, mainly attributable to having fewer boards of directors due to the consolidation of subsidiaries during the first quarter of 2017.

Income Taxes

Income tax expense was $2.1 million for the current quarter, an increase of $516 thousand, or 33.1%, compared to $1.6 million for the third quarter of 2016. The effective income tax rates were 28.1% and 26.5% for the current and year-ago quarters, respectively. The increase in the effective income tax rate is mainly attributed to higher pretax income and a higher mix of taxable versus tax-exempt sources of revenue in the quarterly comparison. For the first nine months of 2017, income tax expense was $5.1 million, a decrease of $436 thousand, or 7.9%, compared to $5.5 million for 2016. The effective income tax rates were 27.9% and 28.2% for the current and year-ago periods, respectively.

FINANCIAL CONDITION

Total assets were $1.7 billion at September 30, 2017, a decrease of $11.1 million, or 0.7%, from year-end 2016, led by a decline in investment securities of $33.4 million, partially offset by an increase in loans, net of allowance, of $24.4 million. Liabilities were down $24.6 million, or 1.7%, and equity increased $13.6 million, or 7.4%, in the comparison. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016	Increase (Decrease)%
Cash and cash equivalents	$117,608	$113,534	$4,074	3.6%
Investment securities	450,963	484,352	(33,389)	(6.9)
Loans, net of allowance of $9,048 and $9,344	986,063	961,631	24,432	2.5
Other real estate owned	6,106	10,673	(4,567)	(42.8)
Other assets	99,236	100,840	(1,604)	(1.6)
Total assets	$1,659,976	$1,671,030	$(11,054)	(0.7)%

Deposits	$1,361,824	$1,369,907	$(8,083)	(0.6)%
Securities sold under agreements to repurchase	35,537	36,370	(833)	(2.3)
Other borrowings	37,027	52,152	(15,125)	(29.0)
Other liabilities	27,940	28,535	(595)	(2.1)
Total liabilities	1,462,328	1,486,964	(24,636)	(1.7)

Common stock	939	939	-	-
Capital surplus	52,120	51,885	235	0.5
Retained earnings	145,519	134,650	10,869	8.1
Accumulated other comprehensive loss	(930)	(3,408)	2,478	72.7
Total shareholders’ equity	197,648	184,066	13,582	7.4
Total liabilities and shareholders’ equity	$1,659,976	$1,671,030	$(11,054)	(0.7)%

End of period tangible book value per common share[1]	$26.30	$24.51	$1.79	7.3%
End of period per common share closing price	42.05	42.05	-	-

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Investment securities are down as a result of net proceeds from sales, maturities, and calls, funding new loans, maturing borrowings, and the outflow of deposits. The increase in loans was driven mainly by commercial real estate lending, and commercial and industrial lending. OREO decreased primarily due to property sales and impairment charges.

The decline in total liabilities was driven by a reduction in other borrowings and lower deposits. The decrease in other borrowings was driven by principal payments during the period of $15.1 million related to Federal Home Loan Bank (“FHLB”) advances. Deposits were down primarily from lower time deposits and interest bearing demand deposits.

Shareholders’ equity was up primarily due to net income of $13.1 million and other comprehensive income of $2.5 million, partially offset by dividends declared on common stock of $2.3 million. Other comprehensive income was driven by an increase in the after-tax unrealized gain of $2.4 million related to the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity, as a short-term holding prior to subsequent movement into other investments with higher yields, or for other purposes. At September 30, 2017, temporary investments were $93.2 million, an increase of $5.4 million, or 6.1%, from year-end 2016.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $451 million at September 30, 2017, a decrease of $33.4 million, or 6.9%, compared to $484 million at year-end 2016.

The decline in investment securities was driven by net maturities, calls, and sales totaling $34.3 million and net premium amortization of $2.7 million, partially offset by higher pre-tax market values related to the available for sale portfolio of $3.7 million.

Loans

Loans were $995 million at September 30, 2017, an increase of $24.1 million, or 2.5%, compared to year-end 2016. While recent loan demand and near term prospects are encouraging, the Company continues a conservative approach to loan originations. After holding relatively steady during the second quarter of 2017, the loan portfolio grew again during the third quarter despite several early payoffs of larger-balance commercial real estate loans totaling $5.7 million in the aggregate.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $2.1 million and $1.8 million in the aggregate during the first nine months of 2017 and 2016, respectively. The average amount of the purchased loans was $142 thousand for 2017 and $109 thousand for 2016.

The composition of the loan portfolio is summarized in the table below.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$112,005	11.2%	$120,230	12.4%
Real estate mortgage – residential	342,350	34.4	350,295	36.1
Real estate mortgage – farmland and other commercial enterprises	427,575	43.0	400,367	41.2
Commercial, financial, and agriculture	104,411	10.5	90,848	9.4
Installment	8,770	.9	9,235	.9
Total	$995,111	100.0%	$970,975	100.0%

On an average basis, loans represented 63.1% of earning assets for the first nine months of 2017, an increase of 376 basis points compared to 59.3% for the full year of 2016. The increase in the level of loans as a percentage of earning assets reflects the overall growth in the loan portfolio over the past year combined with a significant decrease in investment securities as a result of unwinding the balance sheet leverage transaction. The increase in loans in recent periods has been funded by cash flows from investment securities and temporary investments. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

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

The allowance for loan losses was $9.0 million, or 0.91% of outstanding loans, at September 30, 2017. This compares to $9.3 million, or 0.96% of loans outstanding, at year-end 2016. The decrease in the allowance as a percentage of loans outstanding from the prior year-end is a result of a credit to the provision for loan losses of $298 thousand combined with loan growth for the current nine-month period. As a percentage of nonperforming loans, the allowance for loan losses was 34.5% at September 30, 2017 compared to 31.8% at year-end 2016. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans as discussed further below.

Nonperforming loans include $22.3 million of accruing restructured loans, which represents 84.8% of total nonperforming loans at September 30, 2017. At year-end 2016, this amount was $22.9 million, or 78.1%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate resulting from the restructuring. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $2.8 million, or 8.1%, and $2.9 million, or 7.0% of such loans, at September 30, 2017 and year-end 2016, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 227% and 145% for the current quarter-end and year-end 2016, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2016 continued during the first nine months of 2017. The specific reserve on total impaired loans declined $160 thousand, or 5.4%, from year-end 2016, while total impaired loans declined $7.4 million, or 17.6%. The resulting increase in the specific reserve as a percent of total impaired loans is due to the characteristics of the individual loans that are classified as impaired.

Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best level in the last three years.

(In thousands)	September 30, 2017	December 31, 2016	September 30, 2016	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$26,257	$29,365	$29,858	$36,948	$26,257
Nonaccrual loans	3,949	6,423	6,779	11,508	3,949
Loans past due 30-89 days and still accruing	826	2,259	695	2,719	588
Loans graded substandard or below	30,110	37,650	39,266	52,313	30,110
Impaired loans	34,529	41,895	43,395	45,574	34,529
Loans, net of unearned income	995,111	970,975	950,716	995,111	927,389

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

Nonperforming loans were $26.3 million at September 30, 2017, a decrease of $3.1 million or, 10.6%, compared to $29.4 million at year-end 2016. Nonaccrual loans and accruing restructured loans decreased $2.5 million, or 38.5%, and $666 thousand, or 2.9%, respectively. Loan payments include $1.7 million related to nonaccrual loans during the first nine months of 2017, which include two larger-balance credits totaling $805 thousand in the aggregate. One of these larger-balance credits also had a charge-off totaling $405 thousand and the remaining collateral securing the loan was repossessed and subsequently sold at a small gain. There are no further balances outstanding related to this credit. One larger-balance nonaccrual credit in the amount of $428 thousand secured by commercial real estate was upgraded to performing status during the second quarter of 2017 and was subsequently paid in full during the third quarter.

Accruing restructured loans make up $22.3 million, or 84.8%, of the Company’s nonperforming loans at September 30, 2017 compared with $3.9 million, or 15.0%, related to nonaccrual loans. Additionally, three larger balance credits account for $21.1 million, or 94.7%, of total restructured loans. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007 and are down $59.8 million, or 93.8%, from their peak of $63.7 million in the second quarter of 2011.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans
(In thousands)	September 30, 2017	December 31, 2016
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$380	$712
Real estate mortgage – residential	1,490	2,316
Real estate mortgage – farmland and other commercial enterprises	1,908	3,383
Consumer
Secured	-	4
Unsecured	171	8
Total nonaccrual loans	$3,949	$6,423

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$1,957	$3,637
Real estate mortgage – residential	5,356	4,006
Real estate mortgage – farmland and other commercial enterprises	14,461	14,787
Commercial
Commercial and industrial	372	377
Consumer
Unsecured	130	135
Total restructured loans	$22,276	$22,942

Past Due 90 Days or More and Still Accruing
Consumer
Unsecured	$32	$-
Total past due 90 days or more and still accruing	$32	$-

Total nonperforming loans	$26,257	$29,365

Ratio of total nonperforming loans to total loans	2.6%	3.0%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2017 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2016	$6,423	$22,942
Additions	742	-
Principal paydowns	(1,712)	(666)
Transfers to performing status	(428)	-
Transfers to other real estate owned	(459)	-
Charge-offs	(617)	-
Balance at September 30, 2017	$3,949	$22,276

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $32.6 million and $44.0 million at September 30, 2017 and year-end 2016, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. The balance outstanding for potential problem credits is partially attributed to lingering strain from the recession on certain of the Company’s customers. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At September 30, 2017, the five largest potential problem credits were $9.7 million in the aggregate compared to $11.5 million at year-end 2016.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At September 30, 2017, OREO was $6.1 million, a decrease of $4.6 million, or 42.8%, compared to $10.7 million at year-end 2016. The decrease was driven by sales activity, including the sale of a residential real estate development property that sold for $2.0 million with a related gain of $147 thousand and three larger-balance commercial real estate development properties sold for $1.4 million with a related net loss of $62 thousand in the aggregate. OREO has declined $46.4 million or 88.2% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2017 follows.

(In thousands)	Amount
Balance at December 31, 2016	$10,673
Transfers from loans and other increases	593
Proceeds from sales	(4,670)
Gain on sales, net	95
Write-downs	(585)
Balance at September 30, 2017	$6,106

Deposits

A summary of the Company’s deposits are as follows for the periods indicated:

	End of Period			Average
(In thousands)	September 30, 2017	December 31, 2016	Increase (Decrease)	Nine Months September 30, 2017	Twelve Months December 31, 2016	Increase (Decrease)
Noninterest Bearing	$356,463	$334,676	$21,787	$342,870	$324,596	$18,274

Interest Bearing
Demand	357,271	348,197	9,074	351,789	334,818	16,971
Savings	414,911	416,611	(1,700)	420,955	407,353	13,602
Time	233,179	270,423	(37,244)	251,539	296,258	(44,719)
Total interest bearing	1,005,361	1,035,231	(29,870)	1,024,283	1,038,429	(14,146)

Total Deposits	$1,361,824	$1,369,907	$(8,083)	$1,367,153	$1,363,025	$4,128

The decline in total end of period deposits was driven by lower time deposits and savings deposits of $37.2 million, or 13.8%, and $1.7 million, or 0.4%, respectively. Noninterest and interest bearing demand deposits increased $21.8 million, or 6.5%, and $9.1 million, or 2.6%, respectively. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been rolled into interest and noninterest bearing demand accounts or savings accounts by the customer. As rates have generally decreased throughout the deposit portfolio, many customers have opted to transfer funds from maturing time deposits or investments from other sources into short-term demand or savings accounts. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $72.6 million at September 30, 2017, down $16.0 million, or 18.0%, from year-end 2016. The decline in borrowed funds was driven by principal payments during the period of $15.1 million related to FHLB advances. The Company had FHLB advances of $10.0 million with a fixed interest rate of 3.95% that matured in September, and $5.0 million with a fixed interest rate of 4.45% that matured in February.

Securities sold under agreements to repurchase were $35.5 million at quarter-end, down $833 thousand, or 2.3%, from year-end 2016. Securities sold under agreements to repurchase represent funds that have been swept out of the deposit accounts to facilitate the needs of certain qualifying customers, primarily commercial, into repurchase agreements. Such transactions are accounted for as secured borrowings by the Company.

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

Payments of dividends to the Parent Company by the Bank are subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Capital ratios at the Bank exceed regulatory established “well-capitalized” status at September 30, 2017 under the prompt corrective action regulatory framework.

The Parent Company had cash and cash equivalents of $52.5 million and $44.3 million at September 30, 2017 and year-end 2016, respectively. Significant cash receipts for 2017 include dividend payments from United Bank of $13 million and management fees from subsidiaries of $551 thousand. Significant cash payments include $2.3 million for the payment of dividends on common stock; $1.5 million to the Bank in connection with the transfer of Parent Company personnel and related liabilities resulting from the consolidation of its subsidiaries; $1.4 million for salaries, payroll taxes, and employee benefits incurred prior to the consolidation of subsidiaries; and $548 thousand for the payment of interest on subordinated notes payable.

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

As of September 30, 2017, the Company had $422 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $275 million at year-end 2016.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At September 30, 2017, consolidated liquid assets were $565 million, down $29.3 million, or 4.9%, compared to $594 million at year-end 2016. Although liquid assets decreased in the comparison, the Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $21.4 million and $17.9 million for the first nine months of 2017 and 2016, respectively. This represents an increase of $3.5 million, or 19.8%. Net cash provided by investing activities was $8.8 million and $120 million for the first nine months of 2017 and 2016, respectively. The $111 million, or 92.7%, decline was primarily driven by investment securities activity and loan activity. The Company had net cash proceeds of $34.3 million related to investment securities for 2017, down $74.9 million compared with the year-ago period. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. The decrease in net cash inflows related to investment securities was driven by the series of transactions during the last half of 2016 to deleverage the balance sheet and reposition the investment securities portfolio, as discussed in further detail under the “Net Interest Income” caption on page 36. For loans, the Company had cash outflow representing overall net principal advances of $23.3 million for 2017 compared to net principal collections of $9.1 million a year earlier.

Net cash used in financing activities was $26.2 million and $131 million for the first nine months of 2017 and 2016, respectively. This represents a decrease of $105 million, or 80.0%, driven primarily by cash paid in the prior year to extinguish long-term debt. During 2016, the Company paid $104 million to extinguish long-term securities sold under agreements to repurchase as part of the deleveraging transaction. The Company also paid $11.0 million during 2016 to purchase the trust preferred securities issued by Trust II and subsequently extinguished the subordinated debt issued to the trust. There was no similar transaction in the current year. For 2017, the Company had net repayments of FHLB advances of $15.1 million, up $15.0 million from $120 thousand in 2016. Deposits decreased $8.1 million during 2017, down $10.0 million compared to an $18.1 million reduction for the first nine months of 2016.

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

CAPITAL RESOURCES

Shareholders’ equity was $198 million at September 30, 2017, an increase of $13.6 million, or 7.4%, compared to $184 million at year-end 2016. The increase in shareholders’ equity was driven by net income of $13.1 million and higher accumulated other comprehensive income of $2.5 million, partially offset by dividends declared on common stock of $2.3 million. The increase in accumulated other comprehensive income is primarily due to a $2.4 million after-tax increase in the market value of the available for sale investment securities portfolio, which correlates with a general decline in long term market interest rates during the quarter. As market interest rates fall, the value of fixed rate investments generally increase.

At September 30, 2017, the Company’s tangible common equity ratio was 11.91%, an increase of 89 basis points compared to 11.02% at year-end 2016. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets, which excludes intangible assets.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The new rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which began being phased in during 2016), and changes to how regulatory capital is defined. At September 30, 2017, the Company and the Bank met the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary bank are presented in the following table for the dates indicated.

	September 30, 2017				December 31, 2016
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	17.09%	19.88%	20.66%	13.83%	16.43%	19.28%	20.10%	13.20%
United Bank & Capital Trust Company	15.29	15.29	16.08	10.75	*	*	*	*
Farmers Bank & Capital Trust Company	*	*	*	*	16.53	16.53	17.23	9.80
United Bank & Trust Company	*	*	*	*	15.54	15.54	16.47	12.38
First Citizens Bank	*	*	*	*	13.56	13.56	14.16	9.76
Citizens Bank of Northern Kentucky, Inc.	*	*	*	*	15.24	15.24	16.40	10.68

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

At September 30, 2017, the model indicated that if rates were to gradually increase by 75 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.08% and 0.20%, respectively, for the year ending December 31, 2017 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 75 basis points over the same period, then net interest income and net income would decrease 0.18% and 0.46%, respectively.

In the current low interest rate environment, it is not practical or possible to reduce certain deposit rates by the same magnitude as rates on earning assets. The average rate paid on the Company’s deposits is presently below 0.75%. This situation magnifies the model’s predicted results when modeling a decrease in interest rates, as earning assets with higher yields have more of an opportunity to reprice at lower rates than lower-rate deposits.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2017 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2017, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued a total of 755 shares and 1,949 shares of common stock to its non-employee directors under this plan in the three and nine months ended September 30, 2017, respectively, as compensation for director fees of $29 thousand and $76 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended September 30, 2017. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

Date:	November 7, 2017	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	November 7, 2017	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)