Form 10-K
period 2017-12-31
FARMERS CAPITAL BANK CORP
filed 2018-03-12
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the registrant’s outstanding voting stock held by non-affiliates on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $274 million based on the closing price per share of the registrant’s common stock reported on the NASDAQ.

As of March 1, 2018, there were 7,517,893 shares of common stock outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

An index of exhibits filed with this Form 10-K can be found on page 124.

FARMERS CAPITAL BANK CORPORATION

FORM 10-K

PART I

Item 1. Business

The disclosures set forth in this item are qualified by Item 1A (“Risk Factors”) beginning on page 19 and the section captioned “Forward-Looking Statements” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) beginning on page 35 of this report and other cautionary statements contained elsewhere in this report.

Organization

Farmers Capital Bank Corporation (the “Registrant,” “Company,” “we,” “us,” or “Parent Company”) is a financial holding company which had one wholly-owned subsidiary bank, United Bank & Capital Trust Company (“United Bank” or the “Bank”) in Frankfort, KY, at year-end 2017. The Registrant was originally formed as a bank holding company under the Bank Holding Company Act of 1956, as amended, on October 28, 1982 under the laws of the Commonwealth of Kentucky (“Commonwealth”). During 2016, the Company elected financial holding company status. The Company’s bank subsidiary, United Bank, provides a wide range of banking and bank-related services to customers throughout Central and Northern Kentucky. In February 2017, the Company merged three of its subsidiary banks (United Bank & Trust Company [“United Versailles”] in Versailles, KY; First Citizens Bank, Inc. [“First Citizens”] in Elizabethtown, KY; and Citizens Bank of Northern Kentucky, Inc. [“Citizens Northern”] in Newport, KY) and its data processing subsidiary (FCB Services, Inc. [“FCB Services”] in Frankfort, KY) into its subsidiary bank Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, the name of which was immediately changed under the merger to United Bank & Capital Trust Company.

At year-end 2017 the Company had the following wholly-owned nonbank subsidiaries: FFKT Insurance Services, Inc., (“FFKT Insurance”), Farmers Capital Bank Trust I (“Trust I”), and Farmers Capital Bank Trust III (“Trust III”). FFKT Insurance is a captive property and casualty insurance company in Frankfort, Kentucky. Trust I and Trust III are unconsolidated trusts established to complete the private offering of trust preferred securities. For Trust I and Farmers Capital Bank Trust II (“Trust II”), the proceeds of the offerings were used to finance the cash portion of the acquisition in 2005 of Citizens Bancorp Inc. (“Citizens Bancorp”), the former parent company of Citizens Northern. In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt. For Trust III, the proceeds of the offering were used to finance the cost of acquiring Company shares under a share repurchase program during 2007.

The Company provides a broad range of financial services at its 34 locations in 21 communities throughout Central and Northern Kentucky to individual, business, agriculture, governmental, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other services provided by the Company include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. The Company has other financial instruments, including deposit accounts in other financial institutions and federal funds sold, which could potentially represent a concentration of credit risk.

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment. As of December 31, 2017, the Company had $1.7 billion in consolidated total assets.

Organization Chart

Subsidiaries of Farmers Capital Bank Corporation at December 31, 2017 are indicated in the table that follows. Percentages reflect the ownership interest held by the parent company of each of the subsidiaries. Tier 2 subsidiaries are direct subsidiaries of Farmers Capital Bank Corporation. Tier 3 subsidiaries are direct subsidiaries of the Tier 2 subsidiary listed immediately above them.

Tier	Entity
1	Farmers Capital Bank Corporation, Frankfort, KY (Parent Company)

2	United Bank & Capital Trust Company, Frankfort, KY 100%
3	Farmers Bank Realty Co., Frankfort, KY 100%
3	EG Properties, Inc., Frankfort, KY 100%
3	Farmers Capital Insurance Corporation, Frankfort, KY 100%

2	FFKT Insurance Services, Inc., Frankfort, KY 100%

2	Farmers Capital Bank Trust I, Frankfort, KY 100%

2	Farmers Capital Bank Trust III, Frankfort, KY 100%

United Bank

United Bank is a state chartered bank originally organized in 1850. In February 2017, the Company merged United Versailles, First Citizens, Citizens Northern, and FCB Services into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company. United Bank is engaged in a wide range of commercial and personal banking activities, which include accepting savings, time and demand deposits; making secured and unsecured loans to corporations, individuals and others; providing cash management services to corporate and individual customers; issuing letters of credit; renting safe deposit boxes; and providing funds transfer services. The bank's lending activities include making commercial, construction, mortgage, and personal loans and lines of credit. The bank serves as an agent in providing credit card loans. It acts as trustee of personal trusts, as executor of estates, as trustee for employee benefit trusts and to a limited extent as registrar, transfer agent and paying agent for bond issues.

United Bank conducts business at its principal office and four branches in Frankfort, the capital of Kentucky, as well as branches in the following counties in Kentucky: Anderson, Boone, Bullitt, Campbell, Fayette, Hardin, Jessamine, Kenton, Mercer, Scott, and Woodford Counties. It is the largest bank operating in Anderson, Franklin and Scott Counties based on total bank deposits. The market served by United Bank is diverse, and includes government, commerce, finance, industry, medicine, education, and agriculture. On December 31, 2017, it had total consolidated assets of $1.6 billion, including loans of $1.0 billion. On the same date, total deposits were $1.4 billion and shareholders' equity totaled $162 million.

United Bank also provides bill payment services under the name of FirstNet. This service specializes in federal benefit and military allotment processing. United Bank processes payments to unaffiliated third parties, including those that are initiated under the U.S. military’s allotment system. It processes payments by active duty and retired service members and civilians made to third party lenders. The Company does not provide credit to individuals under the program. Over the last several years it has diversified its customer base to include nonmilitary payment processing, such as for unrelated insurance companies and other service providers.

The military discretionary allotment system in place prior to 2015 allowed service members to automatically direct a portion of their paycheck to financial institutions or individuals of their choosing to pay for various items or services. As announced by the U.S. Department of Defense (“DOD”), active duty service members are no longer able to enter into new contracts to purchase, lease, or rent tangible consumer items such as vehicles, appliances, and electronics using the military allotment system for payment as of January 1, 2015. Contracts existing prior to January 1, 2015 were not affected. Payments for the purpose of savings, insurance premiums, mortgage and rent payments, support for dependents, or investments were also not affected. The restrictions do not apply to military retirees or civilians.

As previously disclosed by the Company, military allotment processing volumes and related revenue began to decline in 2015 as a result of the new DOD policy. This decline has been partially offset by United Bank’s efforts to expand its base of nonmilitary customers.

United Bank had three active direct subsidiaries at year-end 2017: Farmers Bank Realty Co. ("Farmers Realty"), Farmers Capital Insurance Corporation (“Farmers Insurance”), and EG Properties, Inc. (“EG Properties”).

Farmers Realty was incorporated in 1978 for the purpose of owning certain real estate used by the Company and United Bank in the ordinary course of business. Farmers Realty had total assets of $3.2 million on December 31, 2017.

Farmers Insurance was organized in 1988 to engage in insurance activities permitted to the Company under federal and state law. United Bank capitalized this corporation in December 1998. Farmers Insurance acts as an agent for an otherwise unrelated title insurance company and offers title insurance coverage on property financed by the Company. At year-end 2017, it had total assets of $597 thousand.

EG Properties was incorporated in November 2002 and is involved in real estate management and liquidation for certain properties repossessed by United Bank. In May 2017, the Company merged the nonbank subsidiaries of each of its pre-merger subsidiary banks (EGT Properties, Inc. [“EGT Properties”], HBJ Properties, LLC [“HBJ Properties”], and ENKY Properties, Inc. [“ENKY”]) into EG Properties. EG Properties previously held a 93.4% interest in WCO, LLC (“WCO”), which was formed during 2012 to hold certain real estate repossessed by United Bank and United Versailles. WCO was dissolved during September 2016. EG Properties had total assets of $36.6 million at year-end 2017.

Leasing One Corporation (“Leasing One”) was incorporated in August 1993 to operate as a commercial equipment leasing company. Activity at Leasing One declined significantly as a result of its board deciding in 2010 to reduce staff and curtail new lending. The extent of its activity had been to service existing loans and terming out residuals until it was dissolved effective at year-end 2015.

United Bank previously was a limited partner in Austin Park Apartments, LTD and Frankfort Apartments II, LTD, two low income housing tax credit partnerships located in Frankfort, Kentucky. These investments provided federal income tax credits to the Company over a 10 year period which have since been fully exhausted; however, the Company maintained its investment in these partnerships over a 15 year compliance period in order to avoid possible recapture of the tax credits. The compliance period has since ended and United Bank liquidated its investments in these partnerships during 2016.

United Versailles

On February 15, 1985, the Company acquired United Versailles, a state chartered bank originally organized in 1880. In February 2017, United Versailles was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

United Versailles had one direct subsidiary, EGT Properties. EGT Properties was created in March 2008 and was involved in real estate management and liquidation for certain repossessed properties of United Versailles. EGT Properties was merged into EG Properties in May 2017. EGT Properties held a 6.6% interest in WCO, which was dissolved during September 2016. EGT Properties held an 83% interest in NUBT Properties, LLC (“NUBT”), the parent company of Flowing Creek Realty, LLC (“Flowing Creek”). Flowing Creek held certain real estate repossessed by United Versailles and Citizens Northern along with parties unrelated to the Company. NUBT held a 67% interest in Flowing Creek and unrelated financial institutions held the remaining 33% interest. NUBT and Flowing Creek were dissolved during November 2015.

First Citizens

On March 31, 1986, the Company acquired First Citizens, a state chartered bank originally organized in 1964. In February 2017, First Citizens was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company. First Citizens incorporated HBJ Properties during 2012 to hold, manage, and liquidate certain properties repossessed by First Citizens. HBJ Properties was merged into EG Properties in May 2017.

Citizens Northern

On December 6, 2005, the Company acquired Citizens Bancorp in Newport, Kentucky, a state chartered bank organized in 1993. Citizens Bancorp was subsequently merged into Citizens Acquisition, a former bank holding company subsidiary of the Company. During January 2007, Citizens Acquisition was merged into the Company, leaving Citizens Northern as a direct subsidiary of the Parent Company. In February 2017, Citizens Northern was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company.

In March 2008, Citizens Northern incorporated ENKY. ENKY was established to manage and liquidate certain real estate properties repossessed by Citizens Northern. ENKY was merged into EG Properties in May 2017. ENKY held a 17% interest in NUBT, the parent company of Flowing Creek. Flowing Creek held real estate repossessed by Citizens Northern and United Versailles along with parties unrelated to the Company. NUBT held a 67% interest in Flowing Creek and unrelated financial institutions held the remaining 33% interest. NUBT and Flowing Creek were dissolved during November 2015.

Nonbank Subsidiaries

FFKT Insurance was incorporated during 2005. It is a captive insurance company that provides property and casualty coverage to the Parent Company and its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. FFKT Insurance had total assets of $5.6 million at December 31, 2017.

Trust I, Trust II, and Trust III are each separate Delaware statutory business trusts sponsored by the Company. The Company completed two private offerings of trust preferred securities during 2005 through Trust I and Trust II totaling $25.0 million. During 2007, the Company completed a private offering of trust preferred securities through Trust III totaling $22.5 million. The Company owns all of the common securities of Trust I and Trust III. The Company does not consolidate the Trusts into its financial statements consistent with applicable accounting standards. In January 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued by Trust II.

FCB Services was organized in 1992 in Frankfort, Kentucky and provided data processing services and support for the Company and its subsidiaries. It also provided data processing services for nonaffiliated entities. In February 2017, FCB Services was merged into Farmers Bank, the name of which was immediately changed to United Bank & Capital Trust Company. United Bank no longer provides data processing services for nonaffiliated entities.

Lending Summary

A significant part of the Company’s operating activities include originating loans, approximately 89% of which are secured by real estate at December 31, 2017. Real estate lending primarily includes loans secured by owner and non-owner occupied one-to-four family residential properties as well as commercial real estate mortgage loans to developers and owners of other commercial real estate. Real estate lending primarily includes both variable and adjustable rate products. Loan rates on variable rate loans generally adjust upward or downward immediately based on changes in the loan’s index, normally prime rate as published by the Wall Street Journal. Rates on adjustable rate loans move upward or downward after an initial fixed term of normally one, three, five, or seven years. Rate adjustments on adjustable rate loans are made annually after the initial fixed term expires and are indexed mainly to shorter-term Treasury indexes. Generally, variable and adjustable rate loans contain provisions that cap the amount of interest rate increases of up to 600 basis points and rate decreases of up to 100 basis points over the life of the loan. In recent years, it has been increasingly common for the Company to set a floor equal to the initial rate without further downward adjustments. In addition to the lifetime caps and floors on rate adjustments, loans secured by residential real estate typically contain provisions that limit annual increases at a maximum of 100 basis points. There is typically no annual limit applied to loans secured by commercial real estate.

The Company also makes fixed rate commercial real estate loans to a lesser extent with repayment periods generally ranging from three to seven years. The Bank makes first and second residential mortgage loans secured by real estate not to exceed 90% loan to value without seeking third party guarantees. Commercial real estate loans are made primarily to small and mid-sized businesses, secured by real estate not exceeding 80% loan to value. Other commercial loans are asset based loans secured by equipment and lines of credit secured by receivables and include lending across a diverse range of business types.

Commercial lending and real estate construction lending, including commercial leasing, generally includes a higher degree of credit risk than other loans, such as residential mortgage loans. Commercial loans, like other loans, are evaluated at the time of approval to determine the adequacy of repayment sources and collateral requirements. Collateral requirements vary to some degree among borrowers and depend on the borrower’s financial strength, the terms and amount of the loan, and collateral available to secure the loan. Credit risk results from the decreased ability or willingness to pay by a borrower. Credit risk also results when a liquidation of collateral occurs and there is a shortfall in collateral value as compared to a loan’s outstanding balance. For construction loans, inaccurate initial estimates of a project’s costs or the property’s completed value could weaken the Company’s position and lead to the property having a value that is insufficient to satisfy full payment of the amount of funds advanced for the property. Secured and unsecured direct consumer lending generally is made for automobiles, boats, and other motor vehicles. The Company does not presently engage in indirect consumer lending. The Bank’s credit card portfolio was sold during the fourth quarter of 2017. In most cases loans are restricted to the Bank’s general market area.

Loan Policy

The Company has a lending policy in place that is amended and approved from time to time as needed to reflect current economic conditions, law and regulatory changes, and product offerings in its markets. The policy has established minimum standards that its bank subsidiary must adopt. Additionally, the policy is subject to amendment based on positive and negative trends observed within the lending portfolio as a whole. For example, the loan to value limits and amortization terms contained within the policy were reduced during the most recent economic and related real estate market decline. While new appraisals now reflect that decline, appraisal reviews and downward adjustments are a continuing area of focus when evaluating credit risk. The lending policy is evaluated for underwriting criteria by the Company’s internal audit department in its loan review capacity as well as by the Bank’s Chief Credit Officer and its regulatory authorities. Suggested revisions from these groups are taken into account, analyzed, and implemented by management where improvements are warranted.

The Bank’s Chief Credit Officer oversees all lending at the institution where the size and risk of individual credits are deemed significant to the Company. This position also monitors trends in asset quality, portfolio composition, concentrations of credit, reports of examinations, internal audit reports, work-out strategies for large credits, and other responsibilities as matters evolve.

Procedures

The lending policy lists the products and credit services offered by the Bank. Each product and service has an established written procedure to adhere to when transacting business with a customer. The lending policy also establishes pre-determined lending authorities for loan officers commensurate with their abilities and experience. Further, the policy establishes committees to review and approve or deny credit requests at various lending amounts. This includes subcommittees of the Bank’s board of directors and, at certain lending levels, the entire bank board.

For loan relationships of $2.5 million to $7.5 million, either a subcommittee of the Bank’s board of directors or the board of directors will be presented with the loan request. For loan relationships of $7.5 million and above, the Bank’s full board of directors will be presented with the loan request. This only occurs when the potential credit has first been recommended by the loan officer and the Chief Credit Officer. When loan requests are within policy guidelines and the amount requested is within their lending authority, lenders are permitted to approve and close the transaction. A review of the loan file and documentation takes place within 30 days to ensure policy and procedures are being followed. Approval authorities are under regular review for adjustment by affiliate management and the Parent Company. Loan requests outside of standard policy may be made on a case by case basis when justified, documented, and approved by either the board of directors of the subsidiary bank, committee, or other authorized person as determined by the size of the transaction. Procedures are in place which require ongoing monitoring subsequent to loan approval. For example, updated financial statements are required periodically for certain types of credits and risk ratings are re-evaluated at least annually for credit relationships in excess of $500 thousand, which includes analyzing updated cash flows and loan to value ratios. Certain types of credit relationships of $1.0 million or above receive annual site visits.

Underwriting

Underwriting criteria for all types of loans are prescribed within the lending policy.

Residential Real Estate

Residential real estate mortgage lending made up 34% of the loan portfolio at year-end 2017. Underwriting criteria and procedures for residential real estate mortgage loans include:

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
●

Collateral is investigated using current appraisals and is supplemented by the loan officer’s knowledge of the locale and salient factors of the local market. Only appraisers which are state certified or licensed and on the bank’s approved list are utilized to perform this service;

●	Title attorneys and closing agents are required to maintain malpractice liability insurance and be on the bank’s approved list;
●	Secondary market mortgages must meet the underwriting criteria of the purchasers, which is generally the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation;
●

Adjustable rate owner occupied home loans are tied to market based rates such as are published by the Federal Reserve Board (“Federal Reserve” or “FRB”), commonly the one year constant maturity Treasury bill is used; and

●	Residential real estate mortgage loans are made for terms not to exceed 30 years.

The Company strives to offer qualified mortgages as defined by the Consumer Financial Protection Bureau. However, the Company will also allow non-qualified mortgages with the review and approval of the appropriate loan committee of the Bank. The qualified mortgage rule applies to home loans and is designed to ensure that borrowers can afford to repay loans by prohibiting or limiting certain high risk products and features such as charging excessive upfront points and fees, prohibiting interest-only loans, negative amortizing loans, loans exceeding repayment terms of 30 years, and, in most cases, balloon loans. Qualified mortgages also limit the borrower’s debt to income ratio to 43%.

Commercial Real Estate

Commercial real estate lending made up 42% of the loan portfolio at year-end 2017. Commercial real estate lending underwriting criteria is documented in the lending policy and includes loans secured by office buildings, retail stores, warehouses, hotels, and other commercial properties. Underwriting criteria and procedures for commercial real estate loans include:

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

Real Estate Construction

At year-end 2017, real estate construction lending comprised approximately 13% of the total loan portfolio. Real estate construction lending underwriting criteria is documented in the lending policy and includes loans to individuals for home construction, loans to businesses primarily for the construction of owner-occupied commercial real estate, and for land development activities. Underwriting criteria and procedures for such lending include:

●	20% capital injection from the applicant (loan to value ratio not to exceed 80%);
●	25% capital injection for land acquisition for development (loan to value ratio not to exceed 75%);
●	Pre-sell, pre-lease, and take-out commitments are procured and evaluated/verified;
●	Draw requests require documentation of expenses;
●	On site progress inspections are completed to protect the lending bank affiliate;
●	Control procedures are in place to minimize risk on construction projects such as conducting lien searches and requiring affidavits;
●	Lender on site visits and periodic financial discussions with owners/operators; and
●	Real estate construction loans are generally made for terms not to exceed 12 months and 18 months for residential and commercial purposes, respectively.

Commercial, Financial, and Agriculture

Commercial, financial, and agriculture lending underwriting criteria is documented in the lending policy and includes loans to small and medium sized businesses secured by business assets, loans to financial institutions, and loans to farmers and for the production of agriculture. At year-end 2017, these loans made up approximately 11% of the total loan portfolio. Underwriting criteria and procedures for such loans are detailed below.

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

Loans to financial institutions are generally secured by the capital stock of the financial institution with a loan to value ratio not to exceed 60% and repayment terms not exceeding 10 years. Capital stock values of non-public companies are determined by common metrics such as a multiple of tangible book value or by obtaining third party estimates. Financial covenants are also obtained that require the borrower to maintain certain levels of asset quality, capital adequacy, liquidity, profitability, and regulatory compliance. At year-end 2017, loans to financial institutions were zero.

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

Installment Loans

Installment lending is a small component of the Company’s portfolio mix, reflecting approximately 1% of outstanding loans at year-end 2017. These loans predominantly are direct loans to established bank customers and primarily include the financing of automobiles, boats, and other consumer goods. The character, capacity, collateral, and conditions are evaluated using policy restraints. Installment loans are made for terms of up to five years.

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

Lease Financing

The Company has no lease receivables as of December 31, 2017. The Company’s leasing subsidiary, Leasing One, was dissolved effective year-end 2015.

Hybrid Loans

The Company and the Bank have a policy of not underwriting, originating, selling or holding hybrid loans. The Company does not currently hold hybrid loans. Hybrid loans include payment option adjustable rate mortgages, negative amortization loans, and stated income/stated asset loans.

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

Supervisory Authorities

The Company is a financial holding company, registered with and regulated by the Federal Reserve. Its subsidiary bank, United Bank, is a Kentucky state-chartered bank and a member of the Federal Reserve Bank of St. Louis. The Company and the Bank are subject to supervision, regulation, and examination by the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”), and the Kentucky Department of Financial Institutions (“KDFI”). The Company and the Bank are required to file regular reports with the FRB, the FDIC, and the KDFI. The regulatory authorities routinely examine the Company and the Bank to monitor compliance with laws and regulations, financial condition, adequacy of capital and reserves, quality and documentation of loans, payment of dividends, adequacy of systems and controls, credit underwriting, asset liability management, and the establishment of branches.

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

Capital

The FRB, the FDIC, and the KDFI require the Company and United Bank to meet certain ratios of capital to assets in order to conduct their activities. Current risk-based capital standards are based on the Basel Committee on Banking Supervision final rules issued in December 2010 related to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee). U.S. federal banking agencies adopted final rules during 2013 to bring U.S. banking organizations into compliance with Basel III. Under the current rules, which were effective January 1, 2015, the Company is subject to capital requirements that include: (i) creation of a required ratio for common equity Tier 1 (“CET1”) capital, (ii) an increase to the minimum Tier 1 Risk-based Capital ratio, (iii) changes to risk-weightings of certain assets for purposes of the risk-based capital ratios, (iv) creation of an additional capital conservation buffer in excess of the required minimum capital ratios, and (v) changes to what qualifies as capital for purposes of meeting these capital requirements.

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

In order to avoid restrictions on distributions, including dividend payments and discretionary bonus payments to its executives, the Company is required to maintain a capital conservation buffer of an additional 2.5% of risk-weighted assets once fully phased in. The capital conservation buffer is designed to create incentives for banking organizations to conserve capital during periods of economic stress. The addition of the capital conservation buffer, once fully phased in, effectively results in minimum ratios of 7%, 8.5%, and 10.5% for CET1, Tier 1 capital, and total capital, respectively, in order to avoid the restrictions on distributions and discretionary bonus payments to executives. The capital conservation buffer is being phased in over a four year period that began in 2016 by increments of 0.625% annually until reaching 2.5%. At year-end 2017, the Company meets the minimum capital ratios and a fully phased-in capital conservation buffer.

If an institution fails to remain well-capitalized, it will be subject to a series of restrictions that increase as the capital condition worsens. For instance, federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company, if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit a capital restoration plan for approval, which must be guaranteed by the institution’s parent holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. The Company is well-capitalized under the current rules, which require a CET1 ratio of 6.5%, a Tier 1 Risk-based Capital ratio of 8%, a Total Capital ratio of 10%, and a Tier 1 Leverage ratio of 5%.

Expansion and Activity Limitations

With prior regulatory approval, the Company may acquire other banks or bank holding companies and its subsidiaries may merge with other banks. Acquisitions of banks located in other states may be subject to certain deposit-percentage, age, or other restrictions. In addition, as a financial holding company, the Company and its subsidiaries are permitted to acquire or engage in activities that are not permitted for bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the FRB determines to be financial in nature or complementary to these activities. The FRB normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the Bank Holding Company Act, the Company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in activities that are deemed not closely related to banking.

Limitations on Acquisitions of Bank Holding Companies

In general, other companies seeking to acquire control of a financial holding company such as the Company would require the approval of the FRB under the Bank Holding Company Act. In addition, individuals or groups of individuals seeking to acquire control of a financial holding company would need to file a prior notice with the FRB (which the FRB may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10% or more of any class of voting securities of the bank holding company and no shareholder holds a larger percentage of the subject class of voting securities.

Deposit Insurance

The Company’s subsidiary bank is a member of the FDIC, and its deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”) up to prescribed limits of $250 thousand per depositor. The Company’s subsidiary bank is subject to quarterly FDIC deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) required changes to a number of components of the FDIC insurance assessment that was effective April 1, 2011. The Dodd-Frank Act required the FDIC to adopt a new DIF restoration plan to increase its reserve ratio to 1.35% from 1.15% of insured deposits by 2020. Under the restoration plan, the FDIC adopted regulations that redefined the assessment base as average consolidated assets less average tangible equity (as defined) during the assessment period. Since this resulted in a larger overall base when compared to the previous domestic deposits base methodology, overall assessment rates were lowered and the secured liability adjustment was eliminated from the rate calculation in an attempt to make the new assessments revenue neutral. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. In establishing assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion.

To determine the Company’s deposit insurance premiums, the Bank computes its assessment base, composed of average consolidated assets less average tangible equity (as defined), then applies the appropriate assessment rate. Graduated assessment rate decreases are set to phase in when the DIF reserve ratio exceeds 1.15%, 2.0%, and 2.5%. On June 30, 2016, the DIF reserve ratio surpassed the goal of 1.15%. As a result, assessment rates were lowered and the risk categories used in determining assessment rates were eliminated and assessment rates were established based on supervisory ratings (“CAMELS ratings”). Effective July 1, 2016, assessment rates range from 1.5 to 16 basis points for banks designated in the lowest risk category and between 11 to 30 basis points for banks designated in the highest risk category. The range of assessment rates applicable to each category varies depending on the level of the banks unsecured debt and brokered deposits.

The FDIC may terminate insurance for depository institutions upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound financial condition, or has violated an applicable law, rule, regulation, order, or condition imposed by the FDIC.

In addition to deposit insurance assessments, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 possessing assessment powers in addition to the FDIC. The FDIC acts as a collection agent for FICO, whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. FICO assessment rates are determined quarterly and will continue until the FICO bonds mature through 2019.

Other Statutes and Regulations

The Company and the Bank are subject to numerous other statutes and regulations affecting their activities. Some of the more important are summarized below.

Anti-Money Laundering. Financial institutions are required to establish anti-money laundering programs that must include the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test the performance of the programs. The Company and the Bank are also subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships in order to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks.

Sections 23A and 23B of the Federal Reserve Act. The Bank is limited in its ability to lend funds or engage in transactions with the Company or other nonbank affiliates of the Company, and all transactions must be on an arm’s-length basis and on terms at least as favorable to the Bank as prevailing at the time for transactions with unaffiliated companies.

Dividends. The Parent Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is the dividends that it receives from United Bank. Statutory and regulatory limitations apply to the Bank’s payments of dividends to the Parent Company as well as to the Parent Company’s payment of dividends to its shareholders. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide financial holding companies and insured banks should generally only pay dividends out of current operating earnings.

Community Reinvestment Act. United Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), as amended, and the federal banking agencies’ related regulations, stating that all banks have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the communities they serve. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to evaluate the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Failure of an institution to receive at least a “satisfactory” rating on a CRA examination could prevent a bank or its parent company from engaging in certain activities such as establishing de novo branches and branch relocations or acquiring other financial institutions.

Insurance Regulation. The Company’s subsidiaries that may underwrite or sell insurance products are subject to regulation by the Kentucky Department of Insurance.

Consumer Regulation. The activities of the Company and the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations:

●	limit the interest and other charges collected or contracted for by the Bank;
●	govern disclosures of credit terms to consumer borrowers;
●

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;
●

require the Bank to safeguard the personal non-public information of its customers, provide annual notices to consumers regarding the usage and sharing of such information and limit disclosure of such information to third parties except under specific circumstances; and

●	govern the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Bank are also subject to laws and regulations that:

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

Competition

The Company faces vigorous competition for banking services from various types of businesses other than commercial banks and savings and loan associations. These include, but are not limited to, credit unions, mortgage lenders, finance companies, insurance companies, stock and bond brokers, financial planning firms, and department stores, which compete for one or more lines of banking business. The Company also competes for commercial and retail business not only with banks in Central and Northern Kentucky, but with banking organizations from Ohio, Indiana, Tennessee, Pennsylvania, and North Carolina which have banking subsidiaries located in Kentucky. These competing businesses may possess greater resources and offer a greater number of branch locations, higher lending limits, and may offer other services not provided by the Company. In addition, the Company’s competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Company and its subsidiary bank. As financial services become increasingly dependent on technology, permitting transactions to be conducted by telephone, mobile banking, and the internet, non-depository institutions are able to attract funds and provide lending and other financial services without offices located in our market area. The Company has attempted to offset some of the advantages of its competitors by arranging participations with other banks for loans above its legal lending limits, expanding into additional markets and product lines, and entering into third party arrangements to better compete for its targeted customer base. Competition from other providers of financial services may reduce or limit the Company’s profitability and market share.

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

Employees

As of December 31, 2017, the Company had 426 full-time equivalent employees. Employees are offered a variety of benefits. A salary savings plan, group life insurance, hospitalization, dental, vision, and major medical insurance along with postretirement health insurance benefits are available to eligible personnel. The Company maintains two postretirement health insurance benefit plans. Employees hired on or after January 1, 2016 are not eligible for the benefits related to those plans. Employees are not represented by a union. Management and employee relations are considered good.

The Company previously granted certain eligible employees the option to purchase a limited number of the Company’s common stock under a Stock Option Plan (“Plan”) approved by its shareholders in 1998. The Plan included the conditions and terms that the grantee must meet in order to exercise the options. No options have been granted under the Plan since 2004 and all unexercised options granted under the Plan expired during 2014. The Company has no current intention to grant any additional options under the Plan.

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

The Company in the future may become subject to supervisory actions and/or enhanced regulation that could have a material negative effect on its business, operating flexibility, financial condition and the value of its common stock.

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

Nonperforming assets are made up of nonperforming loans, other real estate owned, and other foreclosed assets. Nonperforming loans include nonaccrual loans, performing restructured loans, and loans 90 days or more past due and still accruing interest. Nonperforming assets adversely affect the Company’s net income in several ways. The Company does not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting interest income. When the Company repossesses collateral in foreclosures and similar proceedings, it is required to record the property at its fair value less estimated selling costs, which typically decreases net income. The Company’s level of nonperforming assets have improved considerably in the last few years. At year-end 2017, nonperforming assets are $20.9 million, the lowest level since the third quarter of 2007. As a percent of total assets, nonperforming assets are 1.2% at year-end 2017.

Nonperforming loans and other real estate owned also increase our risk profile and the amount of capital the Company’s regulators believe is appropriate in light of such risks. While the Company seeks to limit its problem loans through workouts, restructurings, and otherwise, decreases in the value of these assets, the underlying collateral, or our borrowers’ performance or financial conditions have adversely affected, and may continue to adversely affect, the Company’s results of operations and financial condition. Moreover, the resolution of nonperforming assets requires significant time commitments from management of our bank, which can be detrimental to the performance of their other responsibilities. There can be no assurance that the Company will not experience further increases in nonperforming loans in the future. If economic conditions do not improve or worsen in our markets, the Company could continue to incur additional losses relating to an increase in nonperforming assets.

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

Substantially all of the Company’s loans are to businesses and individuals located in Kentucky. A downturn or prolonged decline in the Central and Northern Kentucky economies could negatively impact demand for the Company’s products and services, the ability of customers to repay their loans, collateral values securing loans, and the stability of funding sources. This could result in a material adverse effect on the Company’s financial condition, results of operations and prospects. Further, approximately 62% of the Company’s investments in municipal bonds are issued by political subdivisions or agencies located in Kentucky.

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

Real estate development lending has historically been considered to be higher credit risk than that of other types of lending, such as for single-family residential properties. At year-end 2017, $3.7 million or 3% of the outstanding balance of our real estate development loans was classified as impaired. Real estate development loans typically involve larger loan balances to a single borrower or related borrowers. These loans can be affected by adverse conditions in real estate markets or the economy in general because commercial real estate borrowers’ ability to repay their loans depends on successful development and, in most cases, sale of the underlying property. These loans also involve greater risk because they generally are not fully amortized over the loan period, but have a balloon payment due at maturity of the loan. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or timely sell the underlying property. If the real estate markets were to worsen or not improve, the Company likely will experience increased credit losses and require additional provisions to our allowance for loan losses, which would adversely impact the Company’s earnings and financial condition.

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

The Company relies more heavily on its investment securities portfolio as a source of interest income than many other community banks because its loan portfolio makes up a smaller proportion of its earning assets. If the Company is not able to successfully manage the interest rate spread on the investment portfolio, its net interest income will decrease, which would adversely affect its results of operations and negatively impact net income. Investment securities tend to have a lower risk than loans, and as such, generally provide a lower yield. For 2017, average investment securities made up 28.7% of the Company’s average total assets. Interest income on investment securities accounted for 16.9% of total interest income for 2017.

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

On February 20, 2017, the Company merged its four subsidiary banks and data processing subsidiary into one bank. The Company experienced a decline in overall operating costs as a result of the merger. However, further cost reductions may differ materially from expectations, which could have an adverse impact on the Company’s financial condition.

The Company cannot accurately predict the effect of the current economy on its future results of operations or the market price of its stock.

The Company cannot accurately predict the timing, severity, or duration of an economic slowdown, which can adversely impact its performance and the markets it serves. Any deterioration in the economies of the nation as a whole or in the Company’s local markets would have an adverse effect, which could be material, on the Company’s financial condition, results of operations, and prospects and could also cause the market price of the Company’s stock to decline. While it is impossible to predict how long these conditions may exist, economic uncertainty could continue to present risks for some time for our industry and the Company.

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

Changes in the corporate federal, state or local income tax laws may adversely impact the Company’s results of operations.

The Company is subject to changes in tax law that could increase its effective tax rates. These changes may be retroactive to previous periods and as a result could negatively affect the Company’s current and future financial performance. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“Tax Act”) that significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act could have both positive and negative effects on our financial performance. The new legislation, among other things, includes a reduction in the federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on the Company’s results of operations. However, under accounting principles generally accepted in the United States of America, the Company recorded tax expense of $5.9 million in the fourth quarter of 2017 due to revaluing its net deferred tax assets as a result of the lower corporate tax rate. The Company’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act, which could adversely impact demand for the Company’s products and services. The Company continues to examine the impact this tax reform legislation may have on its financial condition and results of operations.

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

The Company’s common stock is listed for trading on the NASDAQ Global Select Stock Market. As of December 31, 2017, the 50-day average trading volume of the Company’s common stock on NASDAQ was 13,158 shares or .18% of the total common shares outstanding of 7,517,446. An efficient public trading market is dependent upon the existence in the marketplace of willing buyers and willing sellers of a stock at any given time. The Company has no control over such individual decisions of investors and general economic and market conditions. Given the lower trading volume of the Company’s common stock, larger sales volumes of its common stock could cause the value of its common stock to decrease. Moreover, due to its lower trading volume, it may take longer to liquidate your position in the Company’s common stock without detrimentally affecting the price.

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

The Dodd-Frank Act has increased the Company’s costs of operations which could adversely impact the Company's results of operations, financial condition or liquidity

The goals of the Dodd-Frank Act include restoring public confidence in the financial system, preventing another financial crisis, and allowing regulators to identify failings in the system before another crisis can occur. As part of the reform, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau, which has broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading, hedge fund, and private equity activities of banks. It also impacts areas such as deposit insurance, mortgage lending, capital requirements, securitizations, and insurance.

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

Unless otherwise indicated, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2017.

Corporate Headquarters

202 – 208 W. Main Street, Frankfort, KY

Banking Offices
Bourbon Region:
125 W. Main Street, Frankfort, KY
555 Versailles Road, Frankfort, KY
1401 Louisville Road, Frankfort, KY
154 Versailles Road, Frankfort, KY
1301 US 127 South, Frankfort, KY (leased)
128 S. Main Street, Lawrenceburg, KY
201 West Park Shopping Center, Lawrenceburg, KY
838 N. College Street, Harrodsburg, KY
Bluegrass Region:
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
Heartland Region:
425 W. Dixie Avenue, Elizabethtown, KY
3030 Ring Road, Elizabethtown, KY
111 Towne Drive (Kroger Store), Elizabethtown, KY (leased)
645 S. Dixie Blvd., Radcliff, KY
4810 N. Preston Highway, Shepherdsville, KY
157 Eastbrooke Court, Mt. Washington, KY
Riverfront Region:
103 Churchill Drive, Newport, KY
7300 Alexandria Pike, Alexandria, KY
164 Fairfield Avenue, Bellevue, KY
8730 US Highway 42, Florence, KY
34 N. Ft. Thomas Avenue, Ft. Thomas, KY
2911 Alexandria Pike, Highland Heights, KY
2774 Town Center Blvd., Crestview Hills, KY (leased)

Service Support Center

102 Bypass Plaza, Frankfort, KY

Other

201 W. Main Street, Frankfort, KY

The Company considers its properties to be suitable and adequate based on its present needs.

Item 3. Legal Proceedings

As of December 31, 2017, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

During 2017, the Company issued a total of 2,635 shares of common stock to its non-employee directors under this plan as compensation for $105 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended December 31, 2017. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

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

The broad market index includes over 3,000 domestic and international based common shares listed on The NASDAQ Stock Market. The peer group index consists of 23 banking companies in the Southeastern United States. The Company is included among those in the peer group index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Farmers Capital Bank Corporation
NASDAQ Composite
Southeastern Banks Under $1 Billion Market-Capitalization

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2012	2013	2014	2015	2016	2017

Farmers Capital Bank Corporation	$100.00	$177.55	$190.12	$221.31	$346.85	$321.02
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Southeastern Banks Under $1 Billion Market-Capitalization	100.00	144.38	164.09	196.89	251.71	240.67

Corporate Address

The headquarters of Farmers Capital Bank Corporation is located at:

202 West Main Street

Frankfort, Kentucky 40601

Direct correspondence to:

Farmers Capital Bank Corporation

P.O. Box 309

Frankfort, Kentucky 40602-0309

Phone: (502) 227-1668

www.farmerscapital.com

Annual Meeting

The annual meeting of shareholders of Farmers Capital Bank Corporation will be held Tuesday, May 8, 2018 at 11:00 a.m. at the main office of United Bank & Capital Trust Company, 125 West Main Street, Frankfort, Kentucky.

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
(859) 269-6900
(502) 420-7600

The Transfer Agent and Registrar for Farmers Capital Bank Corporation is American Stock Transfer & Trust Company, LLC.

American Stock Transfer & Trust Company, LLC

Shareholder Relations

6201 15th Avenue

Brooklyn, NY 11219

Phone: (800) 937-5449

Fax: (718) 236-2641

Email: Info@amstock.com

Website: www.amstock.com

Additional information is set forth under the captions “Shareholder Information” and “Common Stock Price” on page 65 under Part II, Item 7 and Note 18 “Regulatory Matters” in the notes to the Company's 2017 audited consolidated financial statements on pages 109 to 110 of this Form 10-K and is hereby incorporated by reference.

Item 6. Selected Financial Data

Selected Financial Highlights
December 31, (In thousands, except per share data)	2017	2016	2015	2014	2013
Results of Operations
Interest income	$59,286	$59,371	$61,236	$64,352	$66,733
Interest expense	3,510	6,755	8,641	10,153	11,995
Net interest income	55,776	52,616	52,595	54,199	54,738
Provision for loan losses	(211)	(644)	(3,429)	(4,364)	(2,600)
Noninterest income	21,165	31,186	22,211	23,273	22,116
Noninterest expense	52,823	61,400	57,950	59,278	61,573
Income tax expense	12,641	6,441	5,293	6,099	4,435
Net income	11,688	16,605	14,992	16,459	13,446
Dividends and accretion on preferred shares	-	-	395	1,927	1,951
Net income available to common shareholders	11,688	16,605	14,597	14,532	11,495
Per Common Share Data
Basic and diluted net income	$1.56	$2.21	$1.95	$1.94	$1.54
Cash dividends declared	.425	.31	-	-	-
Book value	25.72	24.51	23.43	21.75	18.73
Tangible book value[1]	25.72	24.51	23.43	21.69	18.61
Selected Ratios
Percentage of net income to:
Average shareholders’ equity (ROE)	6.07%	8.94%	8.61%	9.30%	7.97%
Average total assets (ROA)	.70	.96	.84	.92	.74
Percentage of common dividends declared to net income	27.24	14.01	-	-	-
Percentage of average shareholders’ equity to average total assets	11.56	10.68	9.77	9.84	9.34
Total shareholders’ equity	$193,353	$184,066	$175,698	$172,929	$170,055
Total assets	1,673,872	1,671,030	1,775,950	1,782,606	1,809,555
Long term borrowings[2]	37,496	53,437	169,250	168,694	176,850
Senior perpetual preferred stock	-	-	-	10,000	29,988
Weighted average common shares outstanding - basic and diluted	7,513	7,504	7,494	7,483	7,474

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

2Based on original term at time of borrowing.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following pages present management’s discussion and analysis of the consolidated financial condition and results of operations of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, its bank subsidiary, United Bank & Capital Trust Company (“United Bank” or the “Bank”) in Frankfort, Kentucky, and nonbank subsidiary, FFKT Insurance Services, Inc. (“FFKT Insurance”). In February 2017, the Company merged three of its subsidiary banks (United Bank & Trust Company [“United Versailles”] in Versailles, KY; First Citizens Bank, Inc. [“First Citizens”] in Elizabethtown, KY; and Citizens Bank of Northern Kentucky, Inc. [“Citizens Northern”] in Newport, KY) and its data processing subsidiary (FCB Services, Inc. [“FCB Services”] in Frankfort, KY) into its subsidiary bank Farmers Bank & Capital Trust Company (“Farmers Bank”) in Frankfort, KY, the name of which was immediately changed under the merger to United Bank & Capital Trust Company. All significant intercompany transactions and balances are eliminated in consolidation.

At year-end 2017, United Bank had two primary subsidiaries, which include EG Properties, Inc., and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. Farmers Insurance is an insurance agency in Frankfort, KY. In May 2017, the Company merged the nonbank subsidiaries of each of its pre-merger subsidiary banks (EGT Properties, Inc. [“EGT Properties”], HBJ Properties, LLC [“HBJ Properties”], and ENKY Properties, Inc. [“ENKY”]) into EG Properties.

The Company had one active nonbank subsidiary at year-end 2017, FFKT Insurance, a captive insurance company that provides property and casualty coverage to its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. The Company has two subsidiaries organized as Delaware statutory trusts that were not consolidated into its financial statements. These trusts were formed for the purpose of issuing trust preferred securities.

For a complete list of the Company’s subsidiaries, please refer to the discussion under the heading “Organization” included in Part 1, Item 1 of this Form 10-K. The following discussion should be read in conjunction with the audited consolidated financial statements and related footnotes that follow.

Forward-Looking Statements

This report contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Statements in this report that are not statements of historical fact are forward-looking statements. In general, forward-looking statements relate to a discussion of future financial results or projections, future economic performance, the financial impact of the Tax Cuts and Jobs Act (“Tax Act”) on the Company’s results of operations, future operational plans and objectives, and statements regarding the underlying assumptions of such statements. Although management of the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Various risks and uncertainties may cause actual results to differ materially from those indicated by the Company’s forward-looking statements. In addition to the risks described under Part 1, Item 1A “Risk Factors” in this report, factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate) and lower interest margins; competition for the Company’s customers from other providers of financial services; deposit outflows or reduced demand for financial services and loan products; government legislation, regulation, and changes in monetary and fiscal policies (which changes from time to time and over which the Company has no control); unanticipated effects from the Tax Act may limit its benefits; changes in interest rates; changes in prepayment speeds of loans or investment securities; inflation; material unforeseen changes in the liquidity, results of operations, or financial condition of the Company’s customers; changes in the level of non-performing assets and charge-offs; changes in the number of common shares outstanding; the capability of the Company to successfully enter into a definitive agreement for, close, and realize the benefits of anticipated transactions; unexpected claims or litigation against the Company; expected insurance or other recoveries; technological or operational difficulties; technological changes; changes in the reliability of our vendors, internal control systems or information systems; the impact of new accounting pronouncements and changes in policies and practices that may be adopted by regulatory agencies; political instability; acts of war or terrorism; the ability of the Parent Company to receive dividends from its subsidiaries; the impact of larger or similar financial institutions encountering difficulties, which may adversely affect the banking industry or the Company; the Company or its United Bank’s ability to maintain required capital levels and adequate funding sources and liquidity; and other risks or uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

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

The most significant accounting policies followed by the Company are presented in Note 1 of the Company’s 2017 audited consolidated financial statements. These policies, along with the disclosures presented in other financial statement notes and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and fair value measurements to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents credit losses specifically identified in the loan portfolio, as well as management's estimate of probable incurred credit losses in the loan portfolio at the balance sheet date. Determining the amount of the allowance for loan losses and the related provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset group on the consolidated balance sheets. Additional information related to the allowance for loan losses that describes the methodology and risk factors can be found under the captions “Asset Quality” and “Nonperforming Assets” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Notes 1 and 4 of the Company’s 2017 audited consolidated financial statements.

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

Additional information regarding fair value measurements can be found in Notes 1 and 19 of the Company’s 2017 audited consolidated financial statements. The following is a summary of the Company’s more significant assets that may be affected by fair value measurements, as well as a brief description of the current accounting practices and valuation methodologies employed by the Company:

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

At December 31, 2017, all of the Company’s available for sale investment securities and money market mutual funds were measured using observable market data.

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired by the Company through, or in lieu of, actual loan foreclosures and initially carried at fair value less estimated costs to sell. Fair value is generally based on third party appraisals of the property that includes comparable sales data. The carrying value of each OREO property is updated at least annually and more frequently when market conditions significantly impact the value of the property. If the carrying amount exceeds fair value less estimated costs to sell, an impairment loss is recorded through expense. OREO is subsequently accounted for at the lower of carrying amount or fair value less estimated costs to sell. At December 31, 2017, OREO was $5.5 million compared to $10.7 million at year-end 2016.

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

Appraisals used in connection with valuing collateral-dependent loans may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraisers take absorption rates into consideration and adjustments are routinely made in the appraisal process to identify differences between the comparable sales and income data available. Such adjustments consist mainly of estimated costs to sell that are not included in certain appraisals or to update appraised collateral values as a result of market declines of similar properties for which a newer appraisal is available. These adjustments can be significant. Impaired loans were $23.1 million and $41.9 million at year-end 2017 and 2016, respectively.

EXECUTIVE LEVEL OVERVIEW

The Company offers a variety of financial products and services at its 34 banking locations in 21 communities throughout Central and Northern Kentucky. During the first quarter 2017, the Company completed the consolidation of its subsidiary banks and data processing subsidiary into one chartered commercial bank, United Bank. While benefiting from the resources of a large bank, United Bank continues to operate under a community banking philosophy. This philosophy focuses primarily on understanding the banking needs of those in our local and surrounding communities and providing them with competitively priced products and a high level of personalized service. The most significant products and services the Company offers include consumer and business lending, checking, savings, and other deposit accounts, automated teller machines, electronic bill payments, and providing trust services and other traditional banking products and services. The primary goals of the Company are to continually improve profitability and shareholder value, increase and maintain a strong capital position, provide excellent service to our customers through our community banking structure, and to provide a challenging and rewarding work environment for our employees.

During 2017, the Company focused on increasing productivity and lowering operating costs to increase profitability and value for its shareholders. As a result of the merger of the Company’s subsidiaries, salaries and employee benefits expenses declined $2.0 million, or 6.2%, to $30.3 million for the year. The decline is net of $1.4 million the Company reinvested into incentive plans and related payroll taxes for employees who met the qualifications of their plan.

The Company generates a significant amount of its revenue, cash flows, and net income from interest income and net interest income. The ability to properly manage net interest income under changing market environments is crucial to the success of the Company. During 2017, the Company took initiatives to improve its interest income and net interest income and build on the positive momentum of the initiatives taken during 2016. The series of transactions to deleverage the balance sheet during the last half of 2016 drove the increase in net interest margin in 2017. Average loans grew $31.4 million during the year and, as a percent of earnings assets, increased 400 basis points to 63.3%. The Company repositioned its investment securities portfolio in the fourth quarter of 2017 which, in addition to repositioning during the last half of 2016, drove an increase in the average yield of 9 basis points.

The Company’s loan portfolio increased for the third year in a row. Although loan balances increased, the Company continues its commitment to strong credit underwriting standards which has resulted in steady improvement in the overall credit quality of the portfolio and a decrease to the allowance for loan losses as a percent of the portfolio. Nonperforming loans are at the lowest level since the third quarter of 2007 and are down $92.5 million or 85.8% since peaking at $108 million in the first quarter of 2010.

Net income for 2017 declined compared to the prior year driven by an income tax expense adjustment of $5.9 million recorded during the fourth quarter of 2017 related to the Tax Act signed into law during December. The Tax Act lowered the corporate Federal income tax rate from 35% to 21% effective January 1, 2018. Accounting principles generally accepted in the United States of America (“GAAP”) require the Company to revalue its net deferred tax assets using the new rate and record the adjustment through income tax expense. While the reduced tax rates resulted in lower net income for the year, the Company expects to benefit from the lower rate in future periods.

For 2018, the Company will focus on stability and growth to increase profitability and shareholder value. In the coming year, the Company plans to fine tune operations at the newly consolidated subsidiary bank, increasing productivity and lowering operating costs. The overall economic and business environment outlook for 2018 is positive. In 2018, the Company intends to build on its recent loan growth and continue to reduce nonperforming assets.

RESULTS OF OPERATIONS

The Company reported net income of $11.7 million or $1.56 per common share for 2017, a decrease of $4.9 million or 29.6% compared to $16.6 million or $2.21 per common share for 2016. Non-GAAP adjusted net income was $17.9 million or $2.38 per common share, an increase of $562 thousand or 3.2% compared to non-GAAP adjusted net income of $17.3 million or $2.31 per common share for 2016.

Non-GAAP adjusted net income for the current year excludes an income tax expense adjustment of $5.9 million recorded in the fourth quarter related to the Tax Act. The adjustment relates to revaluing its net deferred tax assets using the new lower corporate Federal income tax rate of 21% effective January 1, 2018, a reduction from the current rate of 35%. Non-GAAP adjusted net income also excludes pre-tax expenses of $472 thousand ($307 thousand after tax) in 2017 and $1.1 million ($697 thousand after tax) in 2016 related to the Company’s consolidation of its subsidiaries. Refer to the heading captioned “Use of Non-GAAP Financial Measures” for a reconciliation of non-GAAP financial measures.

Selected income statement amounts and related information is presented in the table below.

(In thousands, except per share data) Years Ended December 31,	2017	2016	Increase (Decrease)
Interest income	$59,286	$59,371	$(85)
Interest expense	3,510	6,755	(3,245)
Net interest income	55,776	52,616	3,160
Provision for loan losses	(211)	(644)	433
Net interest income after provision for loan losses	55,987	53,260	2,727
Noninterest income	21,165	31,186	(10,021)
Noninterest expenses	52,823	61,400	(8,577)
Income before income taxes	24,329	23,046	1,283
Income tax expense	12,641	6,441	6,200
Net income	$11,688	$16,605	$(4,917)

Basic and diluted net income per common share	$1.56	$2.21	$(.65)
Cash dividends declared per common share	.425	.31	.115

Weighted average common shares outstanding – basic and diluted	7,513	7,504	9
Return on average assets	.70%	.96%	(26	) bp
Return on average equity	6.07%	8.94%	(287	) bp

bp – basis points.

The more significant components related to the Company’s results of operations are included below.

Use of Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with GAAP, the financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures, including adjusted net income and adjusted net income per common share. Adjusted net income and adjusted net income per common share reflect adjustments for expenses incurred in connection with the Company’s consolidation and integration of its subsidiaries announced during the third quarter of 2016. Additionally, adjusted net income and adjusted net income per common share exclude the income tax expense adjustment during the fourth quarter of 2017 of $5.9 million related to the Tax Act that was signed into law during December. Management believes providing these non-GAAP adjusted financial measures, combined with the primary GAAP presentation of net income and net income per common share, to be useful for investors to understand the Company’s results of operations in comparison to prior periods. It also considers them to be important supplemental measures of the Company’s performance. The non-GAAP financial measures should not be considered superior to, or a substitute for, financial measures calculated in accordance with GAAP. A reconciliation of non-GAAP adjusted net income and non-GAAP adjusted net income per common share is included in the tables below.

The Company’s methods for determining these non-GAAP financial measures may differ from the methods used by other companies for these or similar non-GAAP financial measures. Accordingly, these non-GAAP financial measures may not be comparable to methods used by other companies.

Reconcilement of Non-GAAP Financial Measures

	Twelve Months Ended
(In thousands, except per share data)	December 31, 2017	December 31, 2016

Net income	$11,688	$16,605
Adjustments:
Noninterest expense[1]
Severance costs	195	391
Data processing and systems integration	95	187
Other	17	119
Income tax expense related to 2017 Tax Act	5,869	-
Adjusted net income	$17,864	$17,302

Basic and diluted net income per common share	$1.56	$2.21
Adjustments:
Noninterest expense[1]
Severance costs	.03	.05
Data processing and systems integration	.01	.03
Other	-	.02
Income tax expense related to 2017 Tax Act	.78	-
Adjusted basic and diluted net income per common share	$2.38	$2.31

1All noninterest expense adjustments are net of tax using the 2017 marginal corporate Federal tax rate of 35%.

Interest Income

Interest income results from interest earned on earning assets, which primarily includes loans and investment securities. Interest income is affected by volume (average balance), the composition of earning assets, and the related rates earned on those assets. Total interest income for 2017 was $59.3 million, a decrease of $85 thousand or 0.1% compared to $59.4 million for 2016. The decrease in interest income was driven by lower interest from investment securities of $1.4 million or 12.1%, partially offset by an increase in interest income on loans of $813 thousand or 1.7%. While the average rate earned on investment securities was up 9 basis points, the effect on interest income was more than offset by the negative impact of a decline in the average balance of $82.9 million. The increase in interest income on loans was driven by a higher average loan balance outstanding of $31.4 million, partially offset by lower average rate earned of seven basis points to 4.93%.

The overall interest rate environment at year-end 2017, as measured by the Treasury yield curve, remains at very low levels when compared with historical trends. During the year, the shape of the yield curve flattened as a result of yields on short-term maturities increasing while yields on longer-term maturities declined. The most significant change was a 92 basis point increase in the yield for the six-month maturity period. The two and three-year maturities increased 70 and 52 basis points, respectively, while yields on the ten and thirty-year maturities decreased 4 and 33 basis points, respectively. At year-end 2017, the short-term federal funds interest rate target range was between 1.25% and 1.50%, which increased 75 basis points during the year (25 basis points in each of March, June, and December) from the target at year-end 2016 of 0.50% to 0.75%. The Federal Reserve Board (“Federal Reserve”) has indicated that it will continue to assess realized and expected economic conditions relative to its objective of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At December 31, 2017, the national and Kentucky unemployment rates were 4.1% and 4.4%, respectively. While the national inflation rate was 2.1% at both year-end 2017 and 2016, the average inflation rate for 2017 was also 2.1%, up from 1.3% in 2016, based on the Consumer Price Index published by the Bureau of Labor Statistics.

Interest Expense

Interest expense results from interest bearing liabilities, which are made up of interest bearing deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowed funds. Interest expense is affected by volume, composition of interest bearing liabilities, and the related rates paid on those liabilities. Total interest expense was $3.5 million for 2017, a decrease of $3.2 million or 48.0% compared to $6.8 million for 2016. The decrease in interest expense is attributed primarily to lower interest on securities sold under agreements to repurchase of $2.9 million or 97.4%, primarily due to the early repayment of $100 million of high fixed-rate borrowings during the third quarter of 2016 and, to a lesser extent, the maturity of $15.0 million of Federal Home Loan Bank advances during the year. Interest expense on deposits declined $219 thousand or 9.3%. Lower volume and rates on time deposits drove the decrease, which was partially offset by an increase in rates paid on interest bearing demand deposits of eight basis points. The Company has continued to aggressively reprice higher-rate maturing time deposits downward to lower market rates or to allow them to mature without renewal.

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

Changes in net interest income and margin result from the interaction between the volume and composition of earning assets, their related yields, and the associated cost and composition of the interest bearing liabilities. Accordingly, portfolio size, composition, and the related yields earned and the average rates paid have a significant impact on net interest spread and margin. The table following this discussion represents the major components of interest earning assets and interest bearing liabilities on a tax equivalent basis. To compare the tax-exempt asset yields to taxable yields, amounts in the table are adjusted to pretax equivalents based on the 2017 marginal corporate Federal tax rate of 35%.

Tax equivalent net interest income was $57.2 million for 2017, an increase of $3.1 million or 5.7% compared to $54.1 million for 2016. Net interest margin was 3.67% for 2017, up 31 basis points from 3.36% for the prior year. Net interest spread increased 36 basis point to 3.57% for 2017 from 3.21% for 2016. The increase in net interest margin and spread was due mainly to a 24 basis point decline in cost of funds to 0.32%.

As part of its strategy to improve net interest income and net interest margin, the Company completed a series of transactions during the last half of 2016 to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings that were due to mature in November 2017. The Company incurred a prepayment fee of $3.8 million, which was offset by a gain in the same amount on the sale of investment securities. The average yield on the mix of cash and investment securities sold to fund the debt prepayment was 2.97%. The average cost of the fixed rate borrowings that were repaid was 3.95%. The Company also took action during the last half of 2016 to reposition its investment securities portfolio by replacing approximately $78 million of certain lower yielding, short-term investments with longer-term, higher-yielding investments consistent with a more normalized strategy and maturity periods. The lower yielding short-term investments had been built up in anticipation of the November 2017 debt repayment. The average yield on the investments identified for the repositioning strategy was 0.85% compared to a targeted reinvestment yield of 1.85%.

During the fourth quarter of 2017, the Company again refined the investment portfolio, replacing $76.5 million of lower-yielding investment securities. The sale of investment securities resulted in a net loss of $3 thousand. However, this increased the yield on the investments portfolio by 11 basis points.

The Company actively monitors and proactively manages the rate sensitive components of both its assets and liabilities in a continuously changing and difficult market environment. Competition in the Company’s market areas continues to be intense, and market interest rates remain very low by historical measures. During 2017, the Federal Reserve increased the short-term federal funds target rate 75 basis points, compared to a 25 basis point increase during each of 2016 and 2015. The Federal Reserve has indicated that it continues to expect only gradual adjustments in its stance on monetary policy relative to longer term expectations.

Similar to the short-term federal funds target rate, the prime interest rate rose 75 basis points during 2017 (25 basis points in each of March, June, and December). The Company uses the prime interest rate as part of its pricing model primarily on variable rate commercial real estate loans. The prime interest rate can have a significant impact on the Company’s interest income from loans that reprice based on changes to this rate. The Company’s variable interest rate loans contain provisions that limit the amount of increase or decrease in the interest rate during the life of a loan. This will limit the increase or decrease in interest income on loans that have interest rates tied to the prime interest rate. For 2017, the average yield earned on loans was 4.93%, which exceeded the prime interest rate of 4.50% at year-end. Predicting the direction and timing of future interest rates is uncertain.

For 2017, the average rate of the Company’s most significant component of interest income, loans, and the most significant component of interest expense, time deposits, both declined. The average rate earned on the Company’s loan portfolio for 2017 declined seven basis points to 4.93% and the average rate paid on time deposits decreased nine basis points to 0.45% compared to 2016. The Company expects its net interest margin to trend slightly upward in 2018 as compared to 2017 according to internal modeling using expectations about future market interest rates, loan volume, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results, however, could be significantly different than expectations.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Years Ended December 31,	2017			2016			2015
	Average		Average	Average		Average	Average		Average
(In thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets
Investment securities[1]
Taxable	$362,748	$7,787	2.15%	$438,106	$8,969	2.05%	$493,594	$10,468	2.12%
Nontaxable[2]	115,319	3,386	2.94	122,820	3,660	2.98	130,548	3,974	3.04
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	94,878	899	.95	95,629	418	.44	90,135	192	.21
Loans [2,3],4	987,877	48,666	4.93	956,463	47,831	5.00	933,260	48,257	5.17
Total earning assets	1,560,822	$60,738	3.89%	1,613,018	$60,878	3.77%	1,647,537	$62,891	3.82%
Allowance for loan losses	(9,389)			(9,593)			(12,255)
Total earning assets, net of allowance for loan losses	1,551,433			1,603,425			1,635,282
Nonearning Assets
Cash and due from banks	24,020			23,275			23,639
Premises and equipment, net	31,594			32,491			34,145
Other assets	59,707			78,616			89,854
Total assets	$1,666,754			$1,737,807			$1,782,920
Interest Bearing Liabilities
Deposits
Interest bearing demand	$356,023	$576	.16%	$334,818	$256	.08%	$334,281	$200	.06%
Savings	418,507	467	.11	407,353	506	.12	385,932	496	.13
Time	245,215	1,093	.45	296,258	1,593	.54	356,419	2,265	.64
Federal funds purchased	19	-	-	153	1	.65	24	-	-
Short-term securities sold under agreements to repurchase	34,180	70	.20	35,328	98	.28	30,380	50	.16
Long-term securities sold under agreements to repurchase	883	7	.79	71,851	2,843	3.96	101,171	4,012	3.97
Federal Home Loan Bank advances	11,098	427	3.85	18,863	735	3.90	18,883	752	3.98
Subordinated notes payable to unconsolidated trusts	33,506	870	2.60	34,545	723	2.09	48,970	866	1.77
Total interest bearing liabilities	1,099,431	$3,510	.32%	1,199,169	$6,755	.56%	1,276,060	$8,641	.68%
Noninterest Bearing Liabilities
Demand deposits	347,355			324,596			304,516
Other liabilities	27,343			28,374			28,220
Total liabilities	1,474,129			1,552,139			1,608,796
Shareholders’ equity	192,625			185,668			174,124
Total liabilities and shareholders’ equity	$1,666,754			$1,737,807			$1,782,920
Net interest income		57,228			54,123			54,250
TE basis adjustment		(1,452)			(1,507)			(1,655)
Net interest income		$55,776			$52,616			$52,595
Net interest spread			3.57%			3.21%			3.14%
Impact of noninterest bearing sources of funds			.10			.15			.15
Net interest margin			3.67%			3.36%			3.29%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $1.3 million, $1.4 million, and $1.3 million for 2017, 2016, and 2015.

The following table is an analysis of the change in net interest income.

Analysis of Changes in Net Interest Income (tax equivalent basis)

	Variance	Variance Attributed to		Variance	Variance Attributed to
(In thousands)	2017/2016[1]	Volume	Rate	2016/2015[1]	Volume	Rate
Interest Income
Taxable investment securities	$(1,182)	$(1,603)	$421	$(1,499)	$(1,158)	$(341)
Nontaxable investment securities[2]	(274)	(225)	(49)	(314)	(236)	(78)
Interest bearing deposits with banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds	481	(3)	484	226	12	214
Loans[2]	835	1,525	(690)	(426)	1,183	(1,609)
Total interest income	(140)	(306)	166	(2,013)	(199)	(1,814)
Interest Expense
Interest bearing demand deposits	320	19	301	56	-	56
Savings deposits	(39)	10	(49)	10	37	(27)
Time deposits	(500)	(254)	(246)	(672)	(349)	(323)
Federal funds purchased	(1)	-	(1)	1	-	1
Short-term securities sold under agreements to repurchase	(28)	(3)	(25)	48	9	39
Long-term securities sold under agreements to repurchase	(2,836)	(1,566)	(1,270)	(1,169)	(1,159)	(10)
Federal Home Loan Bank advances	(308)	(299)	(9)	(17)	(1)	(16)
Subordinated notes payable to unconsolidated trusts	147	(23)	170	(143)	(283)	140
Total interest expense	(3,245)	(2,116)	(1,129)	(1,886)	(1,746)	(140)
Net interest income	$3,105	$1,810	$1,295	$(127)	$1,547	$(1,674)
Percentage change	100.0%	58.3%	41.7%	100.0%	(1,218.1)%	1,318.1%

1The changes which are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 35%.

Provision for Loan Losses

The Company recorded a credit to the provision for loan losses in the amount of $211 thousand and $644 thousand for 2017 and 2016, respectively. The lower credit is due to greater improvement in historical loss rates in the prior year compared to the current year and the increase in specific reserves allocated to impaired loans during the current year, partially offset by net recoveries. While historical loss rates continued to be low, the effect of the improvement in loss rates on the allowance for loan losses has diminished now that the higher levels experienced during 2008 through the first quarter of 2014 have already rolled out of the three year look-back period used when evaluating the allowance for loan losses. Although impaired loans declined $18.8 million during 2017, the specific reserves on impaired loans increased $234 thousand primarily due to a single credit relationship secured by a combination of real estate development and residential real estate properties.

Net recoveries were $650 thousand for 2017 compared to net charge-offs of $327 thousand for 2016. Net recoveries were 0.07% of average loans outstanding for 2017 compared to 0.03% for the net charge-offs in the prior year. Net recoveries during 2017, include $1.3 million from a real estate development project. The Company recorded a total of $2.1 million in principal charge-offs between 2010 and 2012 related to this project and anticipates it could receive an additional $575 thousand in recoveries related to this credit. The timing and amount of these possible recoveries are subject to change and are dependent on the price and volume of lots sold by the developer, however, the Company expects to receive the recoveries during the first half of 2018.

The allowance for loan losses as a percentage of outstanding loans was 0.94% at December 31, 2017 compared to 0.96% at year-end 2016. Further information about improvements in the Company’s overall credit quality is included under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2017	2016	Increase (Decrease)%
Service charges and fees on deposits	$7,987	$7,856	$131	1.7%
Allotment processing fees	2,716	3,232	(516)	(16.0)
Other service charges, commissions, and fees	5,347	5,558	(211)	(3.8)
Trust income	2,704	2,664	40	1.5
Net gain on sales of available for sale investment securities	20	3,998	(3,978)	(99.5)
Net gain on sales of cost method investment securities	82	-	82	NM
Gain on sale of mortgage loans, net	662	942	(280)	(29.7)
Income from company-owned life insurance	1,138	1,016	122	12.0
Gain on debt extinguishment	-	4,050	(4,050)	(100.0)
Legal settlement	-	1,450	(1,450)	(100.0)
Other	509	420	89	21.2
Total noninterest income	$21,165	$31,186	$(10,021)	(32.1)%

NM – not meaningful.

The more significant items impacting noninterest income in the annual comparison are included below.

●

Service charges and fees on deposits increased primarily due to higher service charges related to demand deposits and savings accounts of $126 thousand or 12.9% and $62 thousand or 65.5%, respectively, partially offset by lower dormant account fees of $56 thousand or 2.1%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout each of its markets. This has contributed to higher overall service charges since completion.

●

Allotment processing fees are down 16.0% in the comparison primarily due to lower volume stemming from the U.S. Department of Defense policy that became effective January 1, 2015, restricting the types of purchases active service members are able to make using the military allotment system for payment. The rate of decline in allotment processing fees began to subside during 2017, as existing contracts for the types of purchases affected by the new policy have steadily decreased and the Company continues its efforts to diversify its customer base and expand its payment processing options.

●

The net gain on investment securities in the prior year relates primarily to the series of transactions during the last half of 2016 to deleverage and reposition the balance sheet discussed earlier under the caption “Net Interest Income” above, which completely offset the related loss during 2016 on the early repayment of long-term borrowings.

●	Net gains on the sale of cost method investment securities during 2017 relates to the sale of stock held in connection with a correspondent banking relationship that ended during 2017.
●	Net gains on the sale of mortgage loans were down mainly due to lower sales volume of $12.2 million or 33.3%.
●

The increase in income from company-owned life insurance was driven by a $245 thousand tax-free death benefit that exceeded the cash surrender value during the current year, partially offset by a similar benefit received during the prior-year first quarter of $81 thousand.

●	The gain on debt extinguishment during the prior year relates to the early extinguishment of $15.5 million of debt under favorable market conditions to the Company during the first quarter of 2016.
●	During 2016, the Company received $1.5 million related to a litigation settlement; no similar transaction occurred in the current year.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

(Dollars in thousands) Years Ended December 31,	2017	2016	Increase (Decrease)%
Salaries and employee benefits	$30,296	$32,296	$(2,000)	(6.2)%
Occupancy expenses, net	4,672	4,742	(70)	(1.5)
Equipment expenses	2,379	2,403	(24)	(1.0)
Data processing and communication expenses	4,571	4,596	(25)	(0.5)
Bank franchise tax	2,325	2,421	(96)	(4.0)
Deposit insurance expense	520	841	(321)	(38.2)
Other real estate expenses, net	845	2,189	(1,344)	(61.4)
Legal expenses	86	474	(388)	(81.9)
Loss on debt extinguishment	-	3,776	(3,776)	(100.0)
Other	7,129	7,662	(533)	(7.0)
Total noninterest expense	$52,823	$61,400	$(8,577)	(14.0)%

The more significant items impacting noninterest expenses in the annual comparison are included below.

●

Employee benefits decreased $1.5 million or 26.7%, primarily due to lower claims activity related to the Company’s self-funded health insurance plan of $951 thousand or 17.9% and a curtailment gain of $351 thousand as a result of revaluing the Company’s postretirement benefits plan liability, each due to a reduction in workforce occurring in the first quarter of 2017. The reduced workforce also drove the decline in salaries and related payroll taxes of $1.6 million or 6.0%. Severance pay accruals related to the consolidation were $301 thousand for 2017, down $301 thousand or 50.0% from 2016. These declines were partially offset by $1.4 million of incentive pay accruals in the current year. The Company had 426 full time equivalent employees at year-end 2017, down from 472 a year earlier.

●	The decline in occupancy expenses was driven by lower depreciation expense of $70 thousand or 2.7%.
●	Bank franchise tax expense declined due to a lower assessment base, which is based primarily on the five-year average of the Bank’s capital, net of certain deductions.
●	The decrease to deposit insurance expense for 2017 is primarily the result of the Federal Deposit Insurance Corporation (“FDIC”) lowering assessment rates beginning in the third quarter of 2016.
●

Other real estate expenses declined as a combination of a net gain on property sales of $208 thousand in 2017 compared to a net loss of $473 thousand in 2016, and lower impairment charges of $658 thousand or 45.3%.

●	The decrease in legal expenses was led by the receipt of a $197 thousand insurance payment during the third quarter of 2017 as reimbursement for expenses previously incurred.
●

The $3.8 million loss related to the early extinguishment of debt during the third quarter of 2016 was completely offset by the net gain on the sale of investment securities discussed under the “Noninterest Income” caption above. No similar transactions occurred in the current year.

●

Included in other noninterest expense is $504 thousand of directors’ fees in 2017, down $183 thousand or 26.7% compared to 2016. The decline is mainly attributable to having fewer boards of directors due to the consolidation of subsidiaries during the first quarter of 2017. Other noninterest expenses include amounts related to the consolidation of the Company’s subsidiaries of $22 thousand for 2017, down $161 thousand or 88.0% from $183 thousand in 2016.

Income Taxes

Income tax expense was $12.6 million for 2017, an increase of $6.2 million compared to $6.4 million for 2016. For 2017, income tax expense includes $5.9 million related to the 2017 Tax Act, which increased the effective income tax rate by 24.1 percentage points. The effective income tax rate for the current year was 52.0% compared to 27.9% for 2016. The effective income tax rate for 2016 is lower than the U.S. statutory federal rate of 35% primarily as a result of tax-exempt interest income from loans and investment securities, income from life insurance policies, and premium income associated with the Company’s captive insurance subsidiary.

FINANCIAL CONDITION

Total assets of the Company were $1.7 billion at year-end 2017, up $2.8 million or 0.2% compared with year-end 2016. The Company’s overall financial condition continued to improve in the current year with loan growth of $64.3 million or 6.6% to $1.0 billion at year-end 2017. Total nonperforming assets were $20.9 million and $40.0 million at year-end 2017 and 2016, respectively. Nonperforming assets have declined $114 million or 84.5% from their peak of $135 million in the first quarter of 2010. Loan quality metrics continued to improve throughout 2017, and regulatory capital levels remain significantly above the “well-capitalized” threshold.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity or as a short-term holding prior to subsequent movement into other investments with higher yields or for other purposes. At December 31, 2017, temporary investments were $94.8 million, an increase of $7.0 million or 7.9% compared to $87.9 million at year-end 2016.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale. Total investment securities had a carrying amount of $428 million at year-end 2017, a decrease of $56.7 million or 11.7% compared to $484 million at year-end 2016.

The decrease in investment securities was driven by loan demand as net proceeds from maturities, calls, and sales in excess of purchases were used to fund higher-earning loans. Maturities, calls, and sales of $188 million in the aggregate outpaced purchases totaling $134 million. The remainder of the decrease in investment securities was due to $3.4 million of net premium amortization, partially offset by a $732 thousand decline in the net unrealized loss on securities classified as available for sale. The decrease in the amount of net unrealized loss on available for sale securities is attributed to the decline in longer-term market interest rates, which was more impactful than the increase in shorter-term interest rates. In general, as market interest rates fall, the value of fixed rate investments increase. The smaller portfolio also contributed to the decline in net unrealized loss.

At year-end 2017, the net unrealized loss on investment securities was $4.3 million, an improvement of $737 thousand or 14.6% from $5.1 million at year-end 2016. The Company attributes the unrealized losses in the investment securities portfolio to changes in market interest rates and volatility, and thus identifies them as temporary. As discussed further above, market interest rates generally increased throughout 2017. Investment securities with an unrealized loss at December 31, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors. All investment securities in the Company’s portfolio are currently performing.

Proceeds received from maturing or called investment securities are used to fund higher-earning loans, reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. The Company periodically sells investment securities in response to its overall asset/liability management strategy to lock in gains, increase yield, restructure expected future cash flows, and/or enhance its capital position. The purchase of nontaxable obligations of states and political subdivisions is one of the primary means of managing the Company’s tax position. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages.

The following table summarizes the carrying values of investment securities on December 31, 2017, 2016, and 2015. Available for sale securities are carried at estimated fair value and held to maturity securities are carried at amortized cost. Corporate debt securities consist primarily of debt issued by a large global financial services firm. Mutual funds and equity securities are attributed to the Company’s captive insurance subsidiary.

December 31,	2017		2016		2015
(In thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Obligations of U.S. government-sponsored entities	$43,208	$-	$71,694	$-	$106,906	$-
Obligations of states and political subdivisions	114,249	3,364	132,292	3,488	150,266	3,611
Mortgage-backed securities – residential	193,393	-	224,307	-	297,861	-
Mortgage-backed securities – commercial	49,352	-	45,613	-	20,584	-
Asset-backed securities	15,574	-	-	-	-	-
Corporate debt securities	7,542	-	6,125	-	5,840	-
Mutual funds and equity securities	935	-	833	-	745	-
Total	$424,253	$3,364	$480,864	$3,488	$582,202	$3,611

The following table presents an analysis of the contractual maturity and tax equivalent weighted average interest rates of investment securities at December 31, 2017. Available for sale securities are stated at estimated fair value and held to maturity securities are stated at amortized cost. Mortgage-backed securities are included in maturity categories based on their stated maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mutual funds and equity securities have no stated maturity date and are not included in the table.

Available for Sale

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of U.S. government-sponsored entities	$14,081	1.1%	$5,233	1.6%	$22,412	2.0%	$1,482	2.2%
Obligations of states and political subdivisions	12,194	3.3	44,955	2.8	39,509	3.0	17,591	3.5
Mortgage-backed securities – residential	-	-	7,331	1.6	25,498	1.7	160,564	2.5
Mortgage-backed securities – commercial	-	-	6,241	1.4	24,333	1.9	18,778	2.8
Asset-backed securities	-	-	-	-	376	1.9	15,198	2.1
Corporate debt securities	1,001	1.2	488	2.0	154	2.9	5,899	2.9
Total	$27,276	2.1%	$64,248	2.4%	$112,282	2.3%	$219,512	2.5%

Held to Maturity

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Obligations of states and political subdivisions	$-	-%	$-	-%	$1,322	4.7%	$2,156	3.3%

The calculation of the weighted average interest rates for each category is based on the weighted average amortized cost of the securities. The weighted average tax rates on exempt state and political subdivisions are computed based on the 2017 marginal corporate Federal tax rate of 35%.

Loans

Loans, net of unearned income, were $1.0 billion at December 31, 2017, an increase of $64.3 million or 6.6% compared to year-end 2016. While recent loan demand and near term prospects are encouraging, the Company continues a conservative approach to loan originations. The loan portfolio grew in three of the four quarters in 2017, with the majority of the growth occurring during the fourth quarter. Loan payments during the year include $2.3 million related to nonaccrual loans and $725 thousand related to performing restructured loans.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $2.8 million and $2.5 million in the aggregate during 2017 and 2016, respectively. The average individual balance of the purchased loans was $123 thousand for 2017 and $120 thousand for 2016.

The composition of the loan portfolio is summarized in the table that follows. Based on economic forecasts and other available information, the Company expects continued gradual improvements to the local and regional economy during the coming year. An improving economy, particularly where the labor force participation rates increase, could lead to continued growth in the loan portfolio.

December 31, (In thousands)	2017	%	2016	%	2015	%	2014	%	2013	%
Real estate mortgage – construction and land development	$129,181	12.5%	$120,230	12.4%	$115,516	12.0%	$97,045	10.4%	$101,352	10.1%
Real estate mortgage – residential	355,304	34.3	350,295	36.1	355,134	37.0	361,022	38.7	371,582	37.2
Real estate mortgage – farmland and other commercial enterprises	432,321	41.8	400,367	41.2	386,386	40.3	375,277	40.3	418,147	41.8
Commercial, financial, and agricultural	110,542	10.7	90,848	9.4	89,820	9.4	85,028	9.1	92,827	9.3
Installment	7,915	.7	9,235	.9	12,419	1.3	13,413	1.5	15,092	1.5
Lease financing	-	-	-	-	-	-	158	-	883	.1
Total	$1,035,263	100.0%	$970,975	100.0%	$959,275	100.0%	$931,943	100.0%	$999,883	100.0%

On an average basis, loans represented 63.3% of earning assets for 2017, an increase of 400 basis points compared to 59.3% for 2016. As loan demand changes, available funds are reallocated between temporary investments or investment securities, which typically involve lower credit risk and yields. The Company does not have direct exposure to the subprime mortgage market. The Company does not originate subprime mortgages nor has it invested in bonds that are secured by such mortgages. Subprime mortgage lending is defined by the Company generally as lending to a borrower that would not qualify for a mortgage loan at prevailing market rates or whereby the underwriting decision is based on limited or no documentation of the ability to repay.

The following table presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2017 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loan Maturities

(In thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate mortgage – construction and land development	$42,697	$51,408	$35,076	$129,181
Real estate mortgage – residential	22,493	57,496	275,315	355,304
Real estate mortgage – farmland and other commercial enterprises	27,886	158,058	246,377	432,321
Commercial, financial, and agricultural	42,265	38,765	29,512	110,542
Total	$135,341	$305,727	$586,280	$1,027,348

The table below presents the amount of commercial, financial, and agricultural loans and loans secured by real estate outstanding at December 31, 2017 that are due after one year, classified according to sensitivity to changes in interest rates.

Interest Sensitivity

	Fixed	Variable
(In thousands)	Rate	Rate
Due after one but within five years	$245,791	$59,936
Due after five years	144,622	441,658
Total	$390,413	$501,594

Asset Quality

The Company’s loan portfolio is subject to varying degrees of credit risk. Credit risk is mitigated by diversification within the portfolio, limiting exposure to any single customer or industry, rigorous lending policies and underwriting criteria, and collateral requirements. The Company maintains policies and procedures to ensure that the granting of credit is done in a sound and consistent manner. The Company’s internal audit department performs loan reviews during the year to evaluate loan administration, credit quality, documentation, compliance with Company loan standards, and the adequacy of the allowance for loan losses.

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

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis and is both measureable and supportable. Some factors include a minimum allocation in instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

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

While the overall economy experienced further improvement in 2017, the Company continued its steady progress in reducing its level of nonperforming assets. The recessionary period between 2007 and 2009 (the “Recession”) resulted in an accumulation of nonperforming assets and significant deterioration in the Company’s credit quality and collateral values, primarily in residential real estate lending. Credit quality has improved significantly over the last few years, as loan underwriting standards have been strengthened. Additionally, nonperforming asset levels have declined 85% from the peak that occurred in 2010. Overall economic growth is improving and key economic measures have largely recovered from the Recession. In Kentucky, housing starts continue to gradually increase and foreclosure rates are at the lowest rate since 2007. At year-end 2017, the national and Kentucky unemployment rate was 4.1% and 4.4%, respectively.

With the continued improvement in the credit quality of the loan portfolio, the level of nonperforming assets are at the lowest level since the third quarter of 2007. Nonperforming loans were $15.4 million at year-end, a decrease of $14.0 million for the year and $92.5 million or 85.8% since peaking at $108 million in the first quarter of 2010. The Company includes accruing restructured loans as a component of its nonperforming loans. Such loans were $11.5 million at year-end 2017 and account for 74.7% of nonperforming loans. Of the $11.5 million in accruing restructured loans, $10.3 million consist of two larger-balance credit relationships secured by various types of real estate collateral. Restructured loans declined $11.5 million or 50.0% during 2017, primarily due to a $10.7 million credit secured by commercial real estate that refinanced during the fourth quarter of 2017 and was upgraded to performing status. Nonaccrual loans were $3.9 million at year-end 2017, down $2.5 million or 39.5% for the year.

Nonperforming assets as a percent of total assets fell 115 basis points to 1.2%. High levels of nonperforming assets generally result in loan charge-offs, provisions for loan losses, and impairment charges on repossessed real estate. The Company works with its loan customers on an individual case-by-case basis in order to maximize loan repayments on its challenged credits and typically does not restructure those that are past due.

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

The allowance specifically allocated to impaired loans was $3.2 million or 13.8% of such loans at year-end 2017 compared with $2.9 million or 7.0% a year earlier. Of the $3.2 million, $2.1 million or 66.6% is attributed to a group of loans to a single creditor with an outstanding balance of $7.5 million secured by a combination of a real estate development and residential real estate properties. This group of collateral dependent loans is classified as performing restructured loans at year-end 2017.

The allowance for loan losses was $9.8 million, or 0.94% of outstanding loans at year-end 2017. This compares to $9.3 million, or 0.96% of loans outstanding at year-end 2016. The decline in the allowance as a percentage of loans outstanding from the prior year is the result of a credit to the provision for loan losses of $211 thousand and net recoveries of $650 thousand combined with loan growth during the current year.

As a percentage of nonperforming loans, the allowance for loan losses was 63.7% and 31.8% at year-end 2017 and 2016, respectively. The allowance for loan losses as a percentage of nonaccrual loans increased to 252% at year-end 2017 compared with 145% at year-end 2016. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans, where performing restructured loans represent 74.7% of total nonperforming loans outstanding at year-end 2017. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent.

Net recoveries during 2017 include $1.3 million from a real estate development project. The Company recorded a total of $2.1 million in principal charge-offs between 2010 and 2012 related to this project and anticipates it could receive an additional $575 thousand in recoveries related to this credit. The timing and amount of these possible recoveries are subject to change and are dependent on the price and volume of lots sold by the developer, however, the Company expects to receive the recoveries during the first half of 2018.

Historical loss rates continued to be low, the effect of the improvement in loss rates on the allowance for loan losses has diminished now that the higher levels experienced during 2008 through the first quarter of 2014 have already rolled out of the three year look-back period used when evaluating the allowance for loan losses. The decrease in historical loss rates and charge-off activity is due primarily to stabilizing real estate values, which serves as collateral for 89% of the Company’s loan portfolio. The rapid declines in real estate values experienced beginning in 2008 and continuing through 2011 have leveled off significantly, and the allowance for loan losses reflects this improvement. The Company has also implemented stronger credit underwriting standards in recent years, which has improved overall credit quality measures.

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

(In thousands) December 31,	2017	2016	2015	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$15,369	$29,365	$32,211	$36,948	$15,369
Nonaccrual loans	3,887	6,423	8,380	11,113	3,887
Loans past due 30-89 days and still accruing	2,099	2,259	588	2,719	588
Loans graded substandard or below	30,121	37,650	44,220	50,518	30,110
Impaired loans	23,141	41,895	37,182	45,574	23,141
Loans, net of unearned income	1,035,263	970,975	959,275	1,035,263	927,389

1Based on quarter-end balances over the previous three years.

The table below summarizes the loan loss experience for the past five years.

Allowance For Loan Losses

Years Ended December 31, (In thousands)	2017	2016	2015	2014	2013
Balance of allowance for loan losses at beginning of year	$9,344	$10,315	$13,968	$20,577	$24,445
Loans charged off:
Real estate mortgage – construction and land development	-	-	37	50	251
Real estate mortgage – residential	139	276	696	956	908
Real estate mortgage – farmland and other commercial enterprises	406	131	-	870	274
Commercial, financial, and agricultural	279	219	91	1,630	257
Installment	106	114	182	214	281
Lease financing	-	-	3	32	-
Total loans charged off	930	740	1,009	3,752	1,971
Recoveries of loans previously charged off:
Real estate mortgage – construction and land development	1,296	51	261	292	70
Real estate mortgage – residential	70	63	155	185	200
Real estate mortgage – farmland and other commercial enterprises	20	27	47	147	57
Commercial, financial, and agricultural	138	180	78	782	143
Installment	55	69	112	97	221
Lease financing	1	23	132	4	12
Total recoveries	1,580	413	785	1,507	703
Net loan (recoveries) charge-offs	(650)	327	224	2,245	1,268
Amount credited to provision for loan losses	(211)	(644)	(3,429)	(4,364)	(2,600)
Balance at end of year	$9,783	$9,344	$10,315	$13,968	$20,577
Average loans net of unearned income	$987,877	$956,463	$933,260	$968,489	$1,006,662
Ratio of net (recoveries) charge-offs during year to average loans, net of unearned income	(.07)%	.03%	.02%	0.23%	0.13%

The following table presents an estimate of the allocation of the allowance for loan losses by type for the dates indicated. Although specific allocations exist, the entire allowance is available to absorb losses in any particular category.

December 31, (In thousands)	2017		2016		2015		2014		2013
	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category	Amount	% of Respective Loan Category
Real estate mortgage – construction and land development	$1,361	1.05%	$2,059	1.71%	$1,554	1.35%	$1,809	1.86%	$2,567	2.53%
Real estate mortgage – residential	3,638	1.02	3,422	.98	3,723	1.05	4,778	1.32	6,200	1.67
Real estate mortgage – farmland and other commercial enterprises	3,510	.81	2,724	.68	3,896	1.01	5,955	1.59	9,949	2.38
Commercial, financial, and agricultural	951	.86	854	.94	820	.91	1,146	1.35	1,389	1.50
Installment	323	4.08	285	3.09	322	2.59	273	2.04	452	2.99
Lease financing	-	-	-	-	-	-	7	4.43	20	2.27
Total	$9,783	.94%	$9,344	.96%	$10,315	1.08%	$13,968	1.50%	$20,577	2.06%

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

Nonperforming assets were $20.9 million at year-end 2017, a decrease of $19.2 million or 47.9% compared to $40.0 million at year-end 2016. Such assets have been reduced to the lowest level since peaking at $135 million in the first quarter of 2010. Nonperforming assets increased sharply during 2009 mainly as a result of prolonged weaknesses in the overall economy.

Nonperforming assets by category are presented in the table below for the dates indicated.

December 31, (In thousands)	2017	2016	2015	2014	2013
Loans accounted for on nonaccrual basis	$3,887	$6,423	$8,380	$11,508	$23,838
Loans past due 90 days or more and still accruing	-	-	-	-	444
Restructured loans	11,482	22,942	23,831	24,429	26,255
Total nonperforming loans	15,369	29,365	32,211	35,937	50,537

Other real estate owned	5,489	10,673	21,843	31,960	37,826
Other foreclosed assets	-	-	-	52	-
Total nonperforming assets	$20,858	$40,038	$54,054	$67,949	$88,363

Ratio of total nonperforming loans to total loans (net of unearned income)	1.5%	3.0%	3.4%	3.9%	5.1%
Ratio of total nonperforming assets to total assets	1.2	2.4	3.0	3.8	4.9

Additional details related to nonperforming loans were as follows at year-end 2017 and 2016:

Nonperforming Loans
December 31, (In thousands)	2017	2016
Nonaccrual Loans
Real estate mortgage – construction and land development	$151	$712
Real estate mortgage – residential	1,763	2,316
Real estate mortgage – farmland and other commercial enterprises	1,752	3,383
Commercial, financial, and agriculture	53	-
Installment	168	12
Total nonaccrual loans	$3,887	$6,423

Restructured Loans
Real estate mortgage – construction and land development	$1,955	$3,637
Real estate mortgage – residential	5,326	4,006
Real estate mortgage – farmland and other commercial enterprises	3,703	14,787
Commercial, financial, and agriculture	370	377
Installment	128	135
Total restructured loans	$11,482	$22,942

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$15,369	$29,365

Nonperforming loan activity during 2017 was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2016	$6,423	$22,942
Additions	1,541	-
Principal paydowns	(2,283)	(725)
Transfers to performing status	(469)	(10,735)
Transfers to other real estate owned	(687)	-
Charge-offs	(638)	-
Balance at December 31, 2017	$3,887	$11,482

Restructured loans transferred to performing status consists of a single larger-balance credit secured by commercial real estate that was upgraded as a result of the underwriting and approval of a new loan during the fourth quarter of 2017.

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

The Company’s loan policy provides guidance to its lending personnel regarding restructured loans to ensure those that are troubled debt are properly identified. Additional attention is given to restructured loans through the oversight of the Chief Credit Officer to ensure that modifications meeting criteria for restructured loans are identified and properly reported.

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

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $32.7 million and $44.0 million at year-end 2017 and year-end 2016, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the tables above. These loans, however, are considered in establishing an appropriate allowance for loan losses. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. The $11.3 million or 25.7% decrease during the year in the level of potential problem loans is attributed primarily to an overall improvement in credit quality similar to that of the overall portfolio. At December 31, 2017, the five largest potential problem credits were $9.3 million in the aggregate compared to $11.5 million at year-end 2016.

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

Other real estate owned includes real estate properties acquired by the Company through, or in lieu of, actual loan foreclosures. At year-end 2017, OREO was $5.5 million, a decrease of $5.2 million or 48.6% compared to $10.7 million at year-end 2016. OREO has declined $47.1 million or 89.6% from its peak of $52.6 million, which occurred at year-end 2012.

OREO activity for 2017 was as follows:

(In thousands)	Amount
Balance at December 31, 2016	$10,673
Transfers from loans and other increases	821
Proceeds from sales	(5,419)
Gain on sales, net	208
Write downs and other decreases, net	(794)
Balance at December 31, 2017	$5,489

The reduction in OREO was driven by sales activity and impairment charges of $5.2 million and $794 thousand, respectively, which more than offset new acquisitions. Property sales during the year include the sale of two residential real estate development property that sold for $2.0 million with a related gain of $147 thousand in the aggregate and three larger-balance commercial real estate development properties which sold for $1.4 million at a related net loss of $62 thousand. Sales of OREO during 2017 include $2.9 million financed by the Company.

Deposits

The Company’s primary source of funding for its lending and investment activities results from its customer deposits, which consist of noninterest and interest bearing demand, savings, and time deposits. A summary of the Company’s deposits is presented in the table that follows. The decrease in time deposits is a result of the Company’s strong liquidity position and its strategy to lower overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been moved into noninterest bearing demand or lower-rate interest bearing demand or savings accounts by the customer. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

A summary of the Company’s deposits is as follows for the dates indicated:

December 31, (In thousands)	2017	2016	Increase (Decrease)
Noninterest Bearing	$361,855	$334,676	$27,179

Interest Bearing
Demand	379,027	348,197	30,830
Savings	416,163	416,611	(448)
Time	222,858	270,423	(47,565)
Total interest bearing	1,018,048	1,035,231	(17,183)

Total deposits	$1,379,903	$1,369,907	$9,996

A summary of average balances for deposits by type and the related weighted average rates paid is as follows for the periods presented:

Years Ended December 31,	2017		2016		2015
(In thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest bearing demand	$347,355	-%	$324,596	-%	$304,516	-%

Interest bearing demand	356,023	.16	334,818	.08	334,281	.06
Savings	418,507	.11	407,353	.12	385,932	.13
Time	245,215	.45	296,258	.54	356,419	.64
Total interest bearing	1,019,745	.21	1,038,429	.23	1,076,632	.28

Total	$1,367,100	.16%	$1,363,025	.17%	$1,381,148	.21%

Maturities of time deposits of $100,000 or more outstanding at December 31, 2017 are summarized as follows:

(In thousands)	Amount
3 months or less	$8,831
Over 3 through 6 months	11,553
Over 6 through 12 months	21,903
Over 12 months	23,305
Total	$65,592

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where the Company sells certain of its investment securities and agrees to repurchase them at a specific date in the future. Securities sold under agreements to repurchase are accounted for as secured borrowings and reflect the amount of cash received in connection with the transaction. Information on securities sold under agreements to repurchase is as follows:

(In thousands)	2017	2016	2015
Amount outstanding at year-end	$34,252	$36,370	$135,827
Maximum month-end balance during the year	38,079	140,218	139,474
Average outstanding	35,063	107,179	131,551
Weighted average rate during the year	.22%	2.74%	3.09%
Weighted average rate at year-end	.22	.36	2.97

The Company entered into a balance sheet leverage transaction in 2007 whereby it borrowed $200 million through multiple fixed rate repurchase agreements with an initial weighted average cost of 3.95% and used the proceeds to purchase fixed rate Government National Mortgage Association (“GNMA”) bonds which were pledged as collateral. During September 2016, the Company prepaid the remaining balance of $100 million on the repurchase agreements, which were due to mature in November 2017.

Other Borrowings

Other borrowings consist of long-term Federal Home Loan Bank (“FHLB”) advances and subordinated notes payable to unconsolidated trusts. At times the Company’s short-term borrowings include federal funds purchased and FHLB advances. At year-end 2017 and 2016, short-term borrowings consist entirely of securities sold under agreements to repurchase

FHLB advances to the Company are secured by restricted holdings of FHLB stock which participating banks are required to own as well as certain qualifying mortgage loans as required by the FHLB, consisting primarily of 1-4 family first mortgage loans. FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. Interest rates on FHLB advances are fixed and range between 2.99% and 5.81% at year-end 2017, with a weighted average rate of 3.27%. Remaining maturities of FHLB advances extend over multiple time periods through 2020, with a weighted average remaining term of 0.9 years. FHLB advances are generally used to increase the Company’s lending activities and to aid the efforts of its asset and liability management by utilizing various repayment options offered by the FHLB. Long-term advances from the FHLB totaled $3.5 million and $18.6 million at December 31, 2017 and 2016, respectively. This represents a decrease of $15.2 million or 81.3% and is attributed to scheduled repayment activity. The Company had FHLB advances of $10.0 million with a fixed interest rate of 3.95% that matured in September, and $5.0 million with a fixed interest rate of 4.45% that matured in February. The Company has not initiated any long-term FHLB borrowings since 2008.

In 2005 and 2007, the Company completed a total of three private offerings of trust preferred securities through separate Delaware statutory trusts (the “Trusts”) sponsored by the Company in the aggregate amount of $47.5 million. The combined $25.0 million proceeds from the first two trusts (“Trusts I and II”) established in 2005 were used to fund the acquisition of Citizens Bancorp, Inc. Proceeds from the third trust (“Trust III”) were used primarily to acquire Company shares through a tender offer during 2007. The Company owns all of the common securities of each of Trusts I and Trust III. During 2016, the Company terminated Trust II as a result of the early extinguishment of debt issued by the trust.

The Trusts used the proceeds from the sale of preferred securities, plus capital of $1.5 million contributed by the Company to establish the trusts, to purchase the Company’s subordinated notes in amounts and bearing terms that parallel the amounts and terms of the respective preferred securities. Amounts and general terms related to the Trusts at year-end 2017 are summarized in the table below.

(Dollars in thousands)	Trust I	Trust III
Subordinated notes payable	$10,310	$23,196
Interest rate terms	3-month LIBOR +150 BP	3-month LIBOR +132 BP
Interest rate in effect at year-end	3.19%	2.70%
Stated maturity date	September 30, 2035	November 1, 2037

The subordinated notes of the Trusts are redeemable in whole or in part, without penalty, at the Company’s option and are junior in right of payment of all present and future senior indebtedness of the Company. The weighted average interest rate in effect as of the last determination date in 2017 and 2016 was 2.85% and 2.30%, respectively.

Contractual Obligations

The Company’s contractual obligations to make future payments as of December 31, 2017 are as follows:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	One Year or Less	Over One Year to Three Years	Over Three Years to Five Years	More Than Five Years
Time deposits	$222,858	$143,185	$57,048	$17,215	$5,410
Long-term FHLB debt	3,479	3,000	479	-	-
Subordinated notes payable	33,506	-	-	-	33,506
Long-term securities sold under agreements to repurchase	511	254	257	-	-
Unfunded postretirement benefit obligations	17,811	517	1,105	1,259	14,930
Operating leases	1,833	408	629	298	498
Employment agreements	3,242	1,462	1,780	-	-
Total	$283,240	$148,826	$61,298	$18,772	$54,344

Long-term FHLB debt represents advances pursuant to several different credit programs. Long-term FHLB debt, subordinated notes payable, and securities sold under agreements to repurchase are more fully described under the captions “Securities Sold Under Agreements to Repurchase” and “Other Borrowings” above and in Notes 8 and 9 of the Company’s 2017 audited consolidated financial statements. Payments for borrowings in the table above do not include interest. Postretirement benefit obligations are determined by actuaries and estimated based on various assumptions with payouts projected in the time periods identified above. Estimates can vary significantly each year due to changes in significant assumptions. Operating leases include standard business equipment used in the Company’s day-to-day business as well as the lease of certain branch sites. Operating lease terms generally range from one to five years, with the ability to extend certain branch site leases at the Company’s option. Payments related to leases are based on actual payments specified in the contracts. Employment agreements represent annual minimum base salary amounts payable by the Company to six employees. The Company has employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and three other key officers.

Guarantees

During 2007, the Parent Company entered into a guarantee agreement whereby it agreed to become unconditionally and irrevocably the guarantor of the obligations of three of its previous subsidiary banks in connection with the $200 million balance sheet leverage transaction. The borrowings were required to be secured by GNMA bonds valued at 106% of the amount outstanding, although the banks typically maintained an amount in excess of the required minimum. During September 2016, the Company prepaid the remaining balance of $100 million of the obligation which was due to mature in 2017. Since the debt has been repaid, the Parent Company is no longer obligated as guarantor.

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

Management believes the most significant impact on financial and operating results is the Company’s ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations. The Company has an Asset and Liability Management Committee (“ALCO”) which monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

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

At December 31, 2017, the model indicated that if rates were to gradually increase by 200 basis points over the next twelve months, then net interest income (TE) and net income would increase 0.84% and 1.99%, respectively, compared to forecasted results. The model indicated that if rates were to gradually decrease by 200 basis points over the next twelve months, then net interest income (TE) and net income would decrease 2.79% and 6.49%, respectively, compared to forecasted results.

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

LIQUIDITY

Liquidity measures the ability to meet current and future cash flow needs as they become due. For financial institutions, liquidity reflects the capacity to meet loan demand, accommodate possible outflows in deposits, and to react and capitalize on interest rate market opportunities. A financial institution’s ability to meet its current financial obligations is dependent upon the structure of its balance sheet, its ability to liquidate assets, and its access to alternative sources of funds. The Company’s goal is to meet its near-term funding needs by maintaining a level of liquid funds through its asset/liability management. For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s ALCO meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

The Company's objective as it relates to liquidity is to ensure that it has funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the Bank has several sources of funds available on a daily basis. For assets, those sources of funds include liquid assets that are readily marketable or that can be pledged, or which mature in the near future. These assets primarily include cash and due from banks, federal funds sold, investment securities, and cash flow generated by the repayment of principal and interest on loans and investment securities. For liabilities, sources of funds primarily include the Bank’s core deposits, FHLB and other borrowings, and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

The Company uses a liquidity ratio metric, which is monitored by ALCO, to help measure its ability to meet its cash flow needs. The liquidity ratio is based on current and projected levels of sources and uses of funds. This measure is useful in analyzing cash needs and formulating strategies to achieve desired results. For example, a low liquidity ratio could indicate that the Company’s ability to fund loans might become more difficult. A high liquidity ratio could indicate that the Company may have a disproportionate amount of funds in low yielding assets, which is more likely to occur during periods of sluggish loan demand or economic difficulties. The Company’s liquidity position, as measured by its liquidity ratio, declined at year-end 2017 when compared to year-end 2016, but is within its ALCO guidelines. The Company’s liquidity ratio, although lower than a year ago, remains well above its policy minimum as a result of its overall net funding position and, until more recently, having relatively slow, quality loan demand.

As of December 31, 2017, the Company had $406 million of additional borrowing capacity under various FHLB, federal funds, and other agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources.

Liquidity at the Parent Company level is primarily affected by the receipt of dividends from United Bank, cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Payment of dividends by the Company’s subsidiary bank is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Capital ratios at the Company’s subsidiary bank exceed regulatory established “well-capitalized” status at December 31, 2017 under the prompt corrective action regulatory framework. The Parent Company’s primary uses of cash include the payment of dividends to its common shareholders, injecting capital into subsidiaries, paying interest expense on borrowings, and payments for general operating expenses.

The Parent Company had cash and cash equivalents of $61.6 million at year-end 2017, an increase of $17.3 million or 39.1% compared to $44.3 million at year-end 2016. Significant cash receipts of the Parent Company for 2017 include dividend payments from United Bank of $23 million and management fees from subsidiaries of $551 thousand. Significant cash payments by the Parent Company in 2017 include $3.0 million for the payment of dividends on common stock; $1.5 million to the Bank in connection with the transfer of Parent Company personnel and related liabilities resulting from the consolidation of its subsidiaries; $1.4 million for salaries, payroll taxes, and employee benefits incurred prior to the consolidation of subsidiaries; and $851 thousand for the payment of interest on subordinated notes payable.

Liquid assets consist of cash and cash equivalents and available for sale investment securities. At December 31, 2017, consolidated liquid assets were $545 million, a decrease of $49.7 million or 8.4% from year-end 2016. The decrease in liquid assets was driven by lower available for sale investment securities of $56.6 million or 11.8%, partially offset by higher money market mutual funds of $18.1 million or 97.7%. Although liquid assets decreased in the comparison, they remain elevated mainly as a result of the Company’s overall net funding position and unsteady, high-quality loan demand. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $28.0 million and $20.7 million for 2017 and 2016, respectively. This represents an increase of $7.3 million or 35.2%. Net cash used in investing activities was $11.1 million compared to net cash provided of $87.2 million for 2016. This represents a change of $98.2 million, driven by loan and net investment securities activity. The Company had net cash outflow related to loans representing overall net principal advances in the current period of $63.2 million compared with $6.0 million for 2016. For investment securities, the Company had net cash proceeds of $53.9 million for 2017, down $37.2 million compared to a year earlier. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. The decrease in net cash inflows related to investment securities was driven by additional proceeds related to the series of transactions during the last half of 2016 to deleverage the balance sheet and reposition the investment securities portfolio, as discussed in further detail under the “Net Interest Income” captions on page 42.

Net cash used in financing activities was $10.1 million for 2017, a decrease of $105 million from $115 million for 2016. The decline was driven primarily by cash payments in the prior year to extinguish long-term debt. During 2016, the Company paid $104 million to extinguish long-term securities sold under agreements to repurchase as part of a balance sheet deleveraging transaction. The Company also paid $11.0 million during 2016 to purchase the preferred securities issued by Trust II and subsequently extinguished the subordinated debt issued by the trust. There was no similar transaction in the current year. For 2017, the Company had net repayments of FHLB advances of $15.2 million, up $15.0 million from $160 thousand in 2016. Deposits increased $10.0 million during 2017, compared to an increase of $913 thousand in 2016.

Information relating to commitments to extend credit is disclosed in Note 15 of the Company’s 2017 audited consolidated financial statements. These transactions are entered into in the ordinary course of providing traditional banking services and are considered in managing the Company’s liquidity position. The Company does not expect these commitments to significantly affect the liquidity position in future periods. The Company has not entered into any contracts for financial derivative instruments such as futures, swaps, options, or similar instruments.

CAPITAL RESOURCES

Shareholders’ equity was $193 million at year-end 2017, an increase of $9.3 million or 5.0% compared to $184 million at year-end 2016. Net income and other comprehensive income for the period increased shareholders’ equity by $11.7 million and $475 thousand, respectively, partially offset by dividends declared on common stock of $3.2 million. Other comprehensive income includes a $489 thousand decrease in the after-tax amount of the unrealized loss on available for sale investment securities. The decrease in the unrealized loss on available for sale investment securities is attributed to the decline in longer-term market interest rates combined with the overall decline in the outstanding balance of the investment portfolio due to loan demand. Generally, as market interest rates fall, the value of fixed rate investments such as those held by the Company, increases.

On January 9, 2009, the Company issued 30,000 shares of Series A, no par value cumulative perpetual preferred stock. The Company redeemed 20,000 of the preferred shares during 2014. In June 2015, the Company redeemed the final 10,000 shares at the stated liquidation value of $1,000 per share, plus accrued dividends of $58 thousand. There was no additional debt or equity issued by the Company in connection with any of the shares redeemed.

At December 31, 2017 and 2016, the Company’s tangible common equity ratio was 11.55% and 11.02%, respectively. The tangible common equity ratio is defined as tangible common equity as a percentage of tangible assets. The 53 basis point increase in the tangible common equity ratio is the result of an increase in tangible common equity of $9.3 million in the comparison. Tangible assets were relatively unchanged.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The Company's capital ratios as of December 31, 2017 and the regulatory minimums were as follows:

	Farmers Capital Bank Corporation	Regulatory Minimum
Common Equity Tier 1 Risk-based Capital[1]	16.56%	4.50%
Tier 1 Risk-based Capital[1]	19.30	6.00
Total Risk-based Capital[1]	20.12	8.00
Tier 1 Leverage Capital[2]	13.75	4.00

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

In July 2013, banking regulators issued final rules to bring U.S. banking organizations into compliance with the Basel III capital framework effective in 2015. The Company remains well-capitalized under the current rules, including meeting the effective minimum capital ratios with a fully phased-in capital conservation buffer. For further information, see discussion in Part I, Item 1 under the caption “Capital” beginning on page 14 of this Form 10-K.

The table below represents an analysis of dividend payout ratios and equity to asset ratios for the previous five years.

Years Ended December 31,	2017	2016	2015	2014	2013
Percentage of common dividends declared to net income	27.24%	14.01%	-%	-%	-%
Percentage of average shareholders’ equity to average total assets	11.56	10.68	9.77	9.84	9.34

Subsidiary Bank

United Bank is subject to capital-based regulatory requirements which place banks in one of five categories based upon their capital levels and other supervisory criteria. These five categories are: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. To be well-capitalized, a bank must have a CET1 Risk-based Capital ratio of at least 6.5%, a Tier 1 Risk-based Capital ratio of 8%, a Total Risk-based Capital ratio of at least 10%, and a Tier 1 Leverage ratio of at least 5%. As of December 31, 2017, the Company’s subsidiary bank had the following capital ratios for regulatory purposes:

	Common Equity Tier 1 Risk-based Capital Ratio	Tier 1 Risk- based Capital Ratio	Total Risk- based Capital Ratio	Tier 1 Leverage Capital Ratio

United Bank	14.05%	14.05%	14.88%	10.13%

Share Buy Back Program

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There are 84,971 shares that may still be purchased under the various authorizations, though no shares have been purchased since 2008.

Shareholder Information

As of February 20, 2018, the Company had 2,949 shareholders of record, which includes individual participants in securities positions listings.

Common Stock Price

The Company’s common stock is traded on the NASDAQ Stock Market LLC exchange in the Global Select Market tier, with sales prices reported under the symbol: FFKT. The table below lists the high and low sales prices of the Company’s common stock for 2017 and 2016, along with dividends declared in each of those periods.

	High	Low	Dividends Declared
2017
Fourth Quarter	$44.30	$38.45	$.125
Third Quarter	43.45	36.10	.10
Second Quarter	42.80	37.20	.10
First Quarter	44.25	34.05	.10

2016
Fourth Quarter	$44.65	$29.24	$.10
Third Quarter	30.98	26.63	.07
Second Quarter	29.00	24.71	.07
First Quarter	27.31	24.65	.07

The closing price per share of the Company’s common stock on December 30, 2017, the last trading day of the Company’s fiscal year, was $38.50.

Recently Issued Accounting Standards

See Note 1 – “Summary of Significant Accounting Policies,” under the caption “Recently Issued But Not Yet Effective Accounting Standards,” in the Company’s 2017 audited consolidated financial statements for further information about recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

2016 Compared to 2015

The Company reported net income of $16.6 million or $2.21 per common share in 2016 compared to $15.0 million or $1.95 per common share for 2015. This represents an increase in net income of $1.6 million or 10.8%. On a per common share basis, net income was up $.26 or 13.3%. The increase in net income is primarily attributed to greater noninterest income of $9.0 million or 40.4%, partially offset by an increase in noninterest expense of $3.5 million or 6.0%, and a lower credit to the provision for loan losses of $2.8 million. Non-GAAP adjusted net income, which excludes after-tax consolidation expenses of $697 thousand related to the merger of subsidiaries, was $17.3 million or $2.31 per common share for 2016.

For 2016, net interest income was relatively unchanged from 2015. Interest income declined $1.9 million or 3.0%, but was offset by a decrease in interest expense of $1.9 million or 21.8%. Interest income on loans and investment securities decreased $373 thousand or 0.8% and $1.7 million or 13.1%, respectively. Interest expense on deposits and borrowed funds decreased $606 thousand or 20.5% and $1.3 million or 22.5%, respectively. As part of its strategy to improve net interest income and net interest margin, the Company completed a series of transactions during the last half of the year to deleverage its balance sheet and reposition its investment securities portfolio. The Company used a mixture of $10.4 million of excess cash and $93.4 million of proceeds from the sale of investment securities to prepay $100 million of high fixed-rate borrowings that were due to mature in November 2017. The Company incurred a prepayment fee of $3.8 million, which was offset by a gain in the same amount on the sale of investment securities.

Interest on deposits decreased due to both rate declines and lower volume, with a significant amount of the decrease related to time deposits. The Company continued to reprice its higher-rate maturing time deposits downward to lower market interest rates or allowing them to mature without renewing. Net interest margin was 3.36% for 2016 compared to 3.29% for 2015. Net interest spread was 3.21% and 3.14%, up seven basis points compared to 2015. Overall cost of funds decreased 12 basis points to 0.56%.

The Company recorded a credit to the provision for loan losses in the amount of $644 thousand and $3.4 million for 2016 and 2015, respectively. The credit to the provision for loan losses is attributed to continued improvement in the credit quality of the loan portfolio. The decrease in the credit to the provision is mainly driven by a smaller rate of improvement in historical loss rates during 2016 compared to 2015.

Nonperforming loans decreased $2.8 million or 8.8% in 2016, primarily as a result of lower nonaccrual loans of $2.0 million or 23.4%. Nonperforming loans, watch list loans, and loans graded as substandard or below each improved in the yearly comparison. The ratio of nonperforming loans to total loans at year-end 2016 was 3.0% compared to 3.4% at year-end 2015. The allowance for loan losses was $9.3 million and $10.3 million at year-end 2016 and 2015, respectively. As a percentage of loans, the allowance for loan losses decreased 12 basis points to 0.96% at year-end 2016 compared to 1.08% a year earlier.

Noninterest income for 2016 was $31.2 million, an increase of $9.0 million or 40.4% from 2015. This was driven by a $4.1 million gain on the early extinguishment of debt and higher net gains on the sale of investment securities of $3.8 million related to a balance sheet deleveraging transaction. Noninterest income also includes $1.5 million in payments related to a litigation settlement. These were partially offset by a decrease in allotment processing fees of $1.1 million or 25.2% from lower processing volume. Other significant components of the increase in noninterest income include higher trust income of $291 thousand or 12.3%. Service charges and fees on deposits were up $266 thousand or 3.5%, driven by higher service charges of $329 thousand or 71.9% and higher dormant account fees of $226 thousand or 9.5%, partially offset by lower overdraft fees of $259 thousand or 6.1%. During the second quarter of 2016, the Company standardized and reduced the number of its deposit account product offerings throughout each of its markets. This contributed to an overall increase in service charges during the year. Net gains on the sale of mortgage loans increased $118 thousand or 14.3% despite lower sales volume of $3.0 million or 7.6%. The decline in sales volume is mainly due to two larger-balance commercial loans with an aggregate balance of $12.3 million sold during 2015.

Total noninterest expenses were $61.4 million for 2016, an increase of $3.5 million or 6.0% compared to $58.0 million a year earlier. The increase in noninterest expenses was mainly attributed to a $3.8 million loss related to the early extinguishment of debt during 2016 and $1.1 million related to the consolidation of the Company’s subsidiaries. Expenses related to repossessed real estate were up $481 thousand or 28.2%, driven by higher impairment charges of $351 thousand or 31.9% and a higher net loss from property sales of $285 thousand, partially offset by lower development, operating, and maintenance expenses of $155 thousand.

Deposit insurance expense was down $695 thousand or 45.2% mainly due to a combination of lower risk ratings for the Company’s subsidiary banks and lower assessment rates. Amortization of intangible assets declined $449 thousand or 100% as a result of being fully amortized at year-end 2015. Legal expenses declined $369 thousand or 43.8% mainly due to fees related to a legal settlement during the first quarter of 2015. Salaries and employee benefits were up $288 thousand or 0.9%, which included $601 thousand of severance pay accruals related to the consolidation of subsidiaries. Employee benefits decreased $499 thousand or 8.0%, mainly from lower claims activity related to the Company’s self-funded health insurance plan and lower actuary-determined postretirement benefit expense. Salaries and related payroll taxes were up $185 thousand or 0.7%. Data processing and communication expense increased $348 thousand or 8.1% mainly due to expenses of $165 thousand in 2016 related to the consolidation of subsidiaries and $137 thousand related to a change in card vendor.

Income tax expense was $6.4 million for 2016, an increase of $1.1 million or 21.7% compared to $5.3 million for 2015. The effective income tax rates were 27.9% and 26.1% for 2016 and 2015, respectively. The increase in income tax expense and the effective tax rate for 2016 is attributed to a higher mix of taxable versus tax-exempt sources of revenue, driven by the gain on early extinguishment of debt and the legal settlement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II, Item 7 under the caption “Market Risk Management” beginning on page 61 of this Form 10-K.

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

The Company’s 2017 consolidated financial statements have been audited by BKD, LLP (“BKD”) independent accountants. Management has made available to BKD all financial records and related data, as well as the minutes of Boards of Directors’ meetings. Management believes that all representations made to BKD during the audit were valid and appropriate.

Lloyd C. Hillard, Jr.	Mark A. Hampton
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer, and Secretary

March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors
   and Audit Committee

Farmers Capital Bank Corporation

Frankfort, Kentucky

Opinion on the Internal Control Over Financial Reporting

We have audited Farmers Capital Bank Corporation’s (Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 12, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained, in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

Louisville, Kentucky

March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors
   and Audit Committee

Farmers Capital Bank Corporation

Frankfort, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers Capital Bank Corporation (Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

Louisville, Kentucky

March 12, 2018

Consolidated Balance Sheets

December 31, (In thousands, except share and per share data)	2017	2016
Assets
Cash and cash equivalents:
Cash and due from banks	$25,581	$25,666
Interest bearing deposits in other banks	58,154	62,696
Federal funds sold and securities purchased under agreements to resell	-	6,622
Money market mutual funds	36,673	18,550
Total cash and cash equivalents	120,408	113,534
Investment securities:
Available for sale, amortized cost of $428,695 (2017) and $486,038 (2016)	424,253	480,864
Held to maturity, fair value of $3,478 (2017) and $3,597 (2016)	3,364	3,488
Total investment securities	427,617	484,352
Loans, net of unearned income	1,035,263	970,975
Allowance for loan losses	(9,783)	(9,344)
Loans, net	1,025,480	961,631
Premises and equipment, net	30,928	31,900
Company-owned life insurance	30,817	30,914
Other real estate owned	5,489	10,673
Other assets	33,133	38,026
Total assets	$1,673,872	$1,671,030
Liabilities
Deposits:
Noninterest bearing	$361,855	$334,676
Interest bearing	1,018,048	1,035,231
Total deposits	1,379,903	1,369,907
Securities sold under agreements to repurchase	34,252	36,370
Federal Home Loan Bank advances	3,479	18,646
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Dividends payable, common stock	939	751
Other liabilities	28,440	27,784
Total liabilities	1,480,519	1,486,964

Commitments and contingencies (Notes 15 and 17)

Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,517,446 and 7,509,444 shares issued and outstanding at December 31, 2017 and 2016, respectively	940	939
Capital surplus	52,201	51,885
Retained earnings	143,778	134,650
Accumulated other comprehensive loss	(3,566)	(3,408)
Total shareholders’ equity	193,353	184,066
Total liabilities and shareholders’ equity	$1,673,872	$1,671,030

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Years Ended December 31,	2017	2016	2015
Interest Income
Interest and fees on loans	$48,347	$47,534	$47,907
Interest on investment securities:
Taxable	7,787	8,969	10,468
Nontaxable	2,253	2,450	2,669
Interest on deposits in other banks	715	372	182
Interest on federal funds sold, securities purchased under agreements to resell, and money market mutual funds	184	46	10
Total interest income	59,286	59,371	61,236
Interest Expense
Interest on deposits	2,136	2,355	2,961
Interest on federal funds purchased	-	1	-
Interest on securities sold under agreements to repurchase	77	2,941	4,062
Interest on Federal Home Loan Bank advances	427	735	752
Interest on subordinated notes payable to unconsolidated trusts	870	723	866
Total interest expense	3,510	6,755	8,641
Net interest income	55,776	52,616	52,595
Provision for loan losses	(211)	(644)	(3,429)
Net interest income after provision for loan losses	55,987	53,260	56,024
Noninterest Income
Service charges and fees on deposits	7,987	7,856	7,590
Allotment processing fees	2,716	3,232	4,321
Other service charges, commissions, and fees	5,347	5,558	5,545
Trust income	2,704	2,664	2,373
Net gain on sales of available for sale investment securities	20	3,998	171
Net gain on sales of cost method investment securities	82	-	-
Gains on sale of mortgage loans, net	662	942	824
Income from company-owned life insurance	1,138	1,016	937
Gain on debt extinguishment	-	4,050	-
Legal settlement	-	1,450	-
Other	509	420	450
Total noninterest income	21,165	31,186	22,211
Noninterest Expense
Salaries and employee benefits	30,296	32,296	32,008
Occupancy expenses, net	4,672	4,742	4,776
Equipment expenses	2,379	2,403	2,106
Data processing and communications expenses	4,571	4,596	4,377
Bank franchise tax	2,325	2,421	2,426
Amortization of intangibles	-	-	449
Deposit insurance expense	520	841	1,536
Other real estate expenses, net	845	2,189	1,708
Legal expenses	86	474	843
Loss on debt extinguishment	-	3,776	-
Other	7,129	7,662	7,721
Total noninterest expense	52,823	61,400	57,950
Income before income taxes	24,329	23,046	20,285
Income tax expense	12,641	6,441	5,293
Net income	11,688	16,605	14,992
Less preferred stock dividends and discount accretion	-	-	395
Net income available to common shareholders	$11,688	$16,605	$14,597
Per Common Share
Net income – basic and diluted	$1.56	$2.21	$1.95
Cash dividends declared	.425	.31	-
Weighted Average Common Shares Outstanding
Basic and diluted	7,513	7,504	7,494

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)
Years Ended December 31,	2017	2016	2015
Net income	$11,688	$16,605	$14,992
Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities arising during the period, net of tax of $263, $(2,146), and $(992), respectively	489	(3,983)	(1,844)

Reclassification adjustment for net realized gain included in net income, net of tax of $7, $1,399, and $60, respectively	(13)	(2,599)	(111)

Change in unfunded portion of postretirement benefit obligations, net of tax of $(1), $211, and $(74), respectively	(1)	392	(138)

Other comprehensive income (loss)	475	(6,190)	(2,093)
Comprehensive income	$12,163	$10,415	$12,899

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)						Accumulated Other	Total
Years Ended	Preferred	Common Stock		Capital	Retained	Comprehensive	Shareholders’
December 31, 2017, 2016, and 2015	Stock	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance at January 1, 2015	$10,000	7,489	$936	$51,344	$105,774	$4,875	$172,929
Net income	-	-	-	-	14,992	-	14,992
Other comprehensive loss	-	-	-	-	-	(2,093)	(2,093)
Cash dividends declared – preferred, $39.50 per share	-	-	-	-	(395)	-	(395)
Redemption of preferred stock	(10,000)	-	-	-	-	-	(10,000)
Shares issued under director compensation plan	-	4	-	104	-	-	104
Shares issued pursuant to employee stock purchase plan	-	7	1	129	-	-	130
Expense related to employee stock purchase plan	-	-	-	31	-	-	31
Balance at December 31, 2015	-	7,500	937	51,608	120,371	2,782	175,698
Net income	-	-	-	-	16,605	-	16,605
Other comprehensive loss	-	-	-	-	-	(6,190)	(6,190)
Cash dividends declared – common, $.31 per share	-	-	-	-	(2,326)	-	(2,326)
Shares issued under director compensation plan	-	3	1	91	-	-	92
Shares issued pursuant to employee stock purchase plan	-	6	1	154	-	-	155
Expense related to employee stock purchase plan	-	-	-	32	-	-	32
Balance at December 31, 2016	-	7,509	939	51,885	134,650	(3,408)	184,066
Net income	-	-	-	-	11,688	-	11,688
Other comprehensive income	-	-	-	-	-	475	475
Adoption of Accounting Standards Update 2018-02	-	-	-	-	633	(633)	-
Cash dividends declared – common, $.425 per share	-	-	-	-	(3,193)	-	(3,193)
Shares issued under director compensation plan	-	3	-	105	-	-	105
Shares issued pursuant to employee stock purchase plan	-	5	1	178	-	-	179
Expense related to employee stock purchase plan	-	-	-	33	-	-	33
Balance at December 31, 2017	$-	7,517	$940	$52,201	$143,778	$(3,566)	$193,353

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, (In thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income	$11,688	$16,605	$14,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,507	3,649	4,155
Net premium amortization of investment securities:
Available for sale	3,307	4,020	5,570
Held to maturity	54	53	52
Provision for loan losses	(211)	(644)	(3,429)
Deferred income tax expense	6,139	885	1,631
Noncash employee stock purchase plan expense	33	32	31
Noncash director fee compensation	105	92	104
Mortgage loans originated for sale	(22,764)	(37,692)	(40,027)
Proceeds from sale of mortgage loans	25,141	37,627	40,513
Gains on sale of mortgage loans, net	(662)	(942)	(824)
(Gain) loss on disposal of premises and equipment, net	(17)	22	20
Net loss on sale and write downs of other real estate	586	1,925	1,289
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	-	(4,050)	-
Loss on extinguishment of long-term securities sold under agreements to repurchase	-	3,776	-
Net gain on sale of available for sale investment securities	(20)	(3,998)	(171)
Net gain on sale of cost method investment securities	(82)	-	-
Curtailment gain on postretirement benefits plan liability	(351)	-	-
Increase in cash surrender value of company-owned life insurance	(868)	(905)	(906)
Death benefits in excess of cash surrender value on company-owned life insurance	(245)	(81)	-
Decrease in accrued interest receivable	84	373	233
Decrease (increase) in other assets	1,613	(739)	400
Decrease in accrued interest payable	(60)	(530)	(93)
Increase in other liabilities	1,065	1,262	2,390
Net cash provided by operating activities	28,042	20,740	25,930
Cash Flows from Investing Activities
Proceeds from maturities and calls of investment securities:
Available for sale	106,015	123,712	133,886
Held to maturity	70	70	65
Proceeds from sale of available for sale investment securities	81,823	219,181	11,570
Purchase of available for sale investment securities	(133,961)	(251,822)	(109,675)
Proceeds from sale of cost method investment securities	132	-	-
Purchase of cost method investment securities	(3,445)	(472)	-
Loans originated for investment greater than principal collected, net	(63,180)	(7,059)	(22,237)
Purchase of loans held for investment	(2,830)	(2,512)	(8,613)
Principal collected on purchased loans	2,855	3,588	2,638
Proceeds from death benefits of company-owned life insurance	1,210	341	-
Purchases of premises and equipment	(2,395)	(2,245)	(1,721)
Proceeds from sale of other real estate	2,558	4,367	9,939
Proceeds from disposals of premises and equipment	95	2	23
Net cash (used in) provided by investing activities	(11,053)	87,151	15,875
Cash Flows from Financing Activities
Net increase (decrease) in deposits	9,996	913	(18,167)
Net increase (decrease) short-term securities sold under agreements to repurchase	(1,344)	732	5,763
Proceeds from long-term securities sold under agreements to repurchase	8	11	711
Repayments of long-term securities sold under agreements to repurchase	(782)	(103,976)	-
Repayments of Federal Home Loan Bank advances	(15,167)	(160)	(155)
Cash paid to extinguish subordinated notes payable to unconsolidated trusts	-	(10,950)	-
Dividends paid, common stock	(3,005)	(1,575)	-
Redemption of preferred stock	-	-	(10,000)
Dividends paid, preferred stock	-	-	(508)
Shares issued under employee stock purchase plan	179	155	130
Net cash used in financing activities	(10,115)	(114,850)	(22,226)
Net increase (decrease) in cash and cash equivalents	6,874	(6,959)	19,579
Cash and cash equivalents at beginning of year	113,534	120,493	100,914
Cash and cash equivalents at end of year	$120,408	$113,534	$120,493

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, (In thousands)	2017	2016	2015
Supplemental Disclosures
Cash paid during the year for:
Interest	$3,570	$7,285	$8,734
Income taxes	5,135	5,600	2,718
Transfers from loans to other real estate	663	1,885	1,397
Sale and financing of other real estate	2,861	6,922	403
Cancelation of investment in Farmers Capital Bank Trust II	-	464	-
Extinguishment of subordinated notes payable to Farmers Capital Bank Trust II	-	15,464	-

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

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, its wholly-owned subsidiaries bank subsidiary, United Bank & Capital Trust Company (“United Bank” or the “Bank”) in Frankfort, KY, and its wholly-owned nonbank subsidiary, FFKT Insurance Services, Inc. (“FFKT Insurance”). In February 2017, the Company merged three of its subsidiary banks (United Bank & Trust Company in Versailles, KY; First Citizens Bank, Inc. in Elizabethtown, KY; and Citizens Bank of Northern Kentucky, Inc. in Newport, KY) and its data processing subsidiary (FCB Services, Inc. in Frankfort, KY) into its subsidiary bank Farmers Bank & Capital Trust Company in Frankfort, KY, the name of which was immediately changed under the merger to United Bank & Capital Trust Company. The Company accounted for the transfer of assets and liabilities of the merged subsidiaries at their respective historical cost amounts as of the date of the merger.

FFKT Insurance is a captive insurance company in Frankfort, KY that provides property and casualty coverage to the Parent Company and its subsidiaries for risk management purposes or where insurance may not be available or economically feasible. The Company has two subsidiaries organized as Delaware statutory trusts that are not consolidated into its financial statements. These trusts were formed in 2005 and 2007 for the purpose of issuing trust preferred securities.

United Bank’s significant subsidiaries include EG Properties, Inc. and Farmers Capital Insurance Corporation (“Farmers Insurance”). EG Properties, Inc. is involved in real estate management and liquidation for certain repossessed properties of United Bank. Farmers Insurance is an insurance agency in Frankfort, KY.

The Company provides financial services at its 34 locations in 21 communities throughout Central and Northern Kentucky to individual, business, agriculture, government, and educational customers. Its primary deposit products are checking, savings, and term certificate accounts. Its primary lending products are residential mortgage, commercial lending, and consumer installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Other services include, but are not limited to, cash management services, issuing letters of credit, safe deposit box rental, and providing funds transfer services. Other financial instruments, which could potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

Reclassifications

Certain amounts in the accompanying consolidated financial statements presented for prior years have been reclassified to conform to the 2017 presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

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

Investment Securities

Investments in debt and equity securities are classified into three categories. Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. Securities that are bought and held specifically for the purpose of selling them in the near term are classified as trading securities. The Company had no securities classified as trading during 2017, 2016, or 2015. All other securities are classified as available for sale. Securities are designated as available for sale if they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value. Unrealized holding gains and losses for available for sale securities are reported net of deferred income taxes in other comprehensive income. Investments classified as held to maturity are carried at amortized cost. Amortized cost basis for investment securities includes adjustments made to the cost for previous other-than-temporary impairment (“OTTI”) recognized in earnings, amortization, accretion, and collection of cash.

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

The Company evaluates investment securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. A decline in the market value of investment securities below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for the security. Substantially all of the Company’s investment securities are debt securities. In estimating OTTI for debt securities, management considers each of the following: (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery in fair value. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time. The Company had no OTTI losses during any year in each of the three years in the period ended December 31, 2017.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock is carried at cost and recognized in other assets on the consolidated balance sheets under the caption “Other assets.” These stocks are classified as restricted securities and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The amount outstanding at December 31, 2017 and 2016 was $13.2 million and $9.8 million, respectively.

Loans and Interest Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their unpaid principal amount outstanding adjusted for any charge-offs, deferred fees or costs on originated loans, and unamortized premiums and discounts on purchased loans. Interest income on loans is recognized using the interest method based on loan principal amounts outstanding during the period. Interest income also includes amortization and accretion of any premiums or discounts over the expected life of acquired loans at the time of purchase or business acquisition. Loan origination fees, net of certain direct origination costs, are deferred and amortized as yield adjustments over the contractual term of the loans.

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

Loan disclosures include presenting certain disaggregated information based on recorded investment. The recorded investment in a loan includes its principal amount outstanding adjusted for certain items that include net deferred loan costs or fees, unamortized premiums or discounts, charge offs, and accrued interest. The Company had a total of $83 thousand of net deferred loan fees at year-end 2017 and $301 thousand of net deferred loan costs at year-end 2016, included in the carrying amount of loans on the balance sheet, which represents .01% and .03% of loans outstanding at year-end 2017 and 2016, respectively. The amount of net deferred loans costs and fees are not material and are omitted from the computation of the recorded investment included in Note 4 that follows. Similarly, accrued interest receivable on loans was $3.1 million and $2.8 million at year-end 2017 and 2016, respectively, or 0.3% of loans for both years and has also been omitted from certain information presented in Note 4.

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

Loans Held for Sale

Mortgage banking activities include the origination of fixed-rate residential mortgage loans for sale to various third-party investors. Mortgage loans originated and intended for sale in the secondary market, principally under programs with the Federal National Mortgage Association, are carried at the lower of cost or estimated fair value determined in the aggregate and included in net loans on the balance sheet until sold. These loans are sold with the related servicing rights either retained or released by the Company depending on the economic conditions present at the time of origination. The Company had no mortgage loans held for sale at December 31, 2017. Mortgage loans held for sale included in net loans at December 31, 2016 totaled $1.7 million. Mortgage banking revenues, including origination fees, servicing fees, net gains on sales of mortgage loans, and other fee income were 1.4%, 1.6%, and 1.6% of the Company’s total revenue for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The qualitative risk factors used in the methodology are consistent with the guidance in the most recent Interagency Policy Statement on the Allowance for Loan Losses issued. Each factor is supported by a detailed analysis and is both measureable and supportable. Some factors include a minimum allocation in instances where loss levels are extremely low and it is determined to be prudent from a safety and soundness perspective. Qualitative risk factors that are used in the methodology include the following for each loan portfolio segment:

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

The Company accounts for impaired loans in accordance with ASC Topic 310, “Receivables.” ASC Topic 310 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impaired loans may also be classified as nonaccrual. In many circumstances, however, the Company continues to accrue interest on an impaired loan. Cash receipts on accruing impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. Cash payments received on nonaccrual impaired loans generally are applied to principal until qualifying for return to accrual status. Loans that are part of a large group of smaller-balance homogeneous loans, such as residential mortgage, consumer, and smaller-balance commercial loans, are collectively evaluated for impairment. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective interest rate at inception, or at the fair value of collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of the allowance in accordance with its accounting policy for the allowance for loan losses on loans individually identified as impaired.

Mortgage Servicing Rights

Mortgage servicing rights are recognized in other assets on the Company’s consolidated balance sheet at their initial fair value on loans sold with servicing retained. Fair value is based on market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Mortgage servicing rights are subsequently measured using the amortization method in which the mortgage servicing right is expensed in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Impairment is evaluated based on the fair value of the rights, grouping the underlying loans by interest rates. Impairment of a grouping is reported as a valuation allowance. Capitalized mortgage servicing rights were $719 thousand and $731 thousand at December 31, 2017 and 2016, respectively. No impairment of the asset was determined to exist on either of these dates. Mortgage loans serviced for others totaled $198 million and $202 million at December 31, 2017 and 2016, respectively. Mortgage loans serviced for others are not included in the Company’s balance sheets.

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

Intangible Assets

Intangible assets consist of core deposit and customer relationship intangible assets arising from business acquisitions. Intangible assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which range between seven and ten years. Such assets are evaluated for impairment whenever changes in circumstances indicate that such an evaluation is necessary. The Company had no core deposit or customer relationship intangible assets recorded at any of the years ending December 31, 2017, 2016, or 2015.

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

The Company makes payments to Related Parties in the normal course of business for various services, primarily related to legal fees. For example, certain directors of the Parent Company and its subsidiary bank are partners in law firms that act as counsel to the Company. The following table represents the amount and type of payments to Related Parties, other than director fees, for the periods indicated:

(In thousands) Years Ended December 31,	2017	2016	2015
Legal fees	$139	$257	$221
Commissions and fees related to the sale of repossessed commercial real estate and property management	-	-	9
Insurance premiums/commissions	-	-	1
Other	27	2	5
Total	$166	$259	$236

Retirement Plans

The Company maintains a 401(k) salary savings plan and records expense based on the amount of its matching contributions of employee deferrals. The Company also has a nonqualified supplemental retirement plan for certain key employees that it acquired in connection with the Citizens Bank of Northern Kentucky, Inc. acquisition. Supplemental retirement plan expense allocates the benefits over years of service.

Net Income Per Common Share

Basic net income per common share is determined by dividing net income available to common shareholders by the weighted average total number of common shares issued and outstanding. Net income available to common shareholders represents net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock issuances, and cumulative dividends related to the current dividend period that have not been declared as of the end of the period. There were no dilutive instruments at year-end 2017, 2016, and 2015.

Net income per common share computations were as follows for the years ended December 31, 2017, 2016, and 2015.

(In thousands, except per share data) Years Ended December 31,	2017	2016	2015
Net income, basic and diluted	$11,688	$16,605	$14,992
Less preferred stock dividends and discount accretion	-	-	395
Net income available to common shareholders, basic and diluted	$11,688	$16,605	$14,597

Average common shares issued and outstanding, basic and diluted	7,513	7,504	7,494

Net income per common share, basic and diluted	$1.56	$2.21	$1.95

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels which limit the amount of dividends paid to the Company by its bank subsidiary. Generally, capital distributions are limited to undistributed net income for the current and prior two years.

Restrictions on Cash

The Company is required to maintain funds in cash and/or on deposit with the Federal Reserve Bank in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The required reserve was $17.3 million and $18.0 million at December 31, 2017 and 2016, respectively.

Equity

Outstanding common shares purchased by the Company are retired. When common shares are purchased, the Company allocates a portion of the purchase price of the common shares that are retired to each of the following balance sheet line items: common stock, capital surplus, and retained earnings. The Company did not purchase any of its outstanding common shares during 2017 or 2016.

Trust Assets

Assets of the Company’s trust department, other than cash on deposit by trust customers at the Bank, are not included in the accompanying financial statements because they are not assets of the Company.

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

Stock-Based Compensation

The Company recognizes compensation cost for its Employee Stock Purchase Plan (“ESPP”) based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of shares issued under the ESPP. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis.

The ESPP was approved by the Company’s shareholders in 2004. The purpose of the ESPP is to provide a means by which eligible employees may purchase, at a discount, shares of the Company’s common stock through payroll withholding. The purchase price of the shares is equal to 85% of their fair market value on specified dates as defined in the plan. The ESPP was effective beginning July 1, 2004. There were 5,367, 6,631, and 6,329 shares issued under the plan during 2017, 2016, and 2015, respectively. Compensation expense related to the ESPP included in the accompanying statements of income was $33 thousand, $32 thousand, and $31 thousand in 2017, 2016, and 2015, respectively.

Following are the weighted average assumptions used and estimated fair market value for the ESPP, which is considered a compensatory plan under ASC Topic 718, “Compensation-Stock Compensation.”

	ESPP
	2017	2016	2015
Expected volatility	23.2%	26.3%	32.6%
Dividend yield	1.04	.83	-
Risk-free interest rate	.85	.26	.02
Expected life (in years)	.25	.25	.25

Fair value	$7.43	$5.31	$5.08

Recently Issued But Not Yet Effective Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued several amendments to the standard during 2015, 2016, and 2017. The primary principle of ASU No. 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

As amended, ASU No. 2014-09 is effective for the Company in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those reporting periods. The majority of the Company’s revenues earned are excluded from the scope of the new standard. Revenue streams within the scope of this ASU include services charges and fees on deposits, allotment processing fees, trust income, and components of other service charges, commission, and fees. The Company adopted ASU No. 2014-09 effective January 1, 2018 using a modified retrospective approach with no material impact to the Company’s consolidated financial statements. The Company is in the process of finalizing the additional disclosures required by the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and, in February 2018, issued an amendment for technical corrections and improvements related to this ASU. The amendments in this ASU require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). In addition, this ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU No. 2016-01 effective January 1, 2018 with no material impact to the Company’s consolidated financial statements.

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

ASU No. 2016-13 is effective for the Company in annual and interim reporting periods beginning after December 15, 2019. Although early adoption is permitted for fiscal years beginning after December 15, 2018, the Company does not plan to early adopt. The Company has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard. The Company has identified a project team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. The project team has developed a timeline for implementing the standard, has begun working with a third party software solution provider, and has identified an independent third party for validation of the impending changes to our credit loss methodologies and processes. The team continues to assess the impact of the standard; however, the Company expects adopting this ASU will result in an increase in its allowance for loan losses. The amount of the increase in the allowance for loan losses upon adoption will be dependent upon the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date. A cumulative effect adjustment will be made to retained earnings for the impact of the standard at the beginning of the period the standard is adopted.

In March 2017, the FASB issued ASU NO. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that employers offering benefit plans accounted for under Topic 715 report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. This ASU is effective for the Company in annual and interim reporting periods beginning after December 15, 2017. The Company does not expect ASU No. 2017-07 to have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. The ASU does not change the accounting for securities held at a discount; the discount will continue to be amortized to maturity. This ASU is effective for the Company in annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted this standard with no material impact on its consolidated financial position, results of operations, or cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows entities to reclassify the stranded tax effects caused by the Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted this standard, resulting in the reclassification of $633 thousand from AOCI to retained earnings for the year ended December 31, 2017. There was no impact on total equity. Additional information related to the reclassification can be found in Note 2.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Accumulated Other Comprehensive Income

The following table presents changes in AOCI by component, net of tax, for the periods indicated. The table also includes a total of $633 thousand reclassified from AOCI to retained earnings related to the adoption of ASU 2018-02. The Tax Act, among other things, reduced the US Federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, under U.S. GAAP, the Company was required to remeasure its net deferred tax assets at the new tax rate and recognize the adjustment through income tax expense. The adjustment through income tax expense leaves items presented in AOCI, for which the related income tax effects were originally recognized in other comprehensive income, unadjusted for the new tax rate. ASU 2018-02 allows the Company to reclassify the effect of the change in the tax rate from AOCI to retained earnings, which results in AOCI reflecting the new tax rate. Additional information related to the Company’s income tax expense and net deferred tax assets can be found in Note 10.

Year Ended December 31,	2017			2016
(In thousands)	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains and Losses on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,363)	$(45)	$(3,408)	$3,219	$(437)	$2,782
Other comprehensive income (loss) before reclassifications	489	(53)	436	(3,983)	356	(3,627)
Amounts reclassified from accumulated other comprehensive income	(13)	52	39	(2,599)	36	(2,563)
Net current-period other comprehensive income (loss)	$476	$(1)	$475	$(6,582)	$392	$(6,190)
Adoption of Accounting Standards Update 2018-02	(623)	(10)	(633)	-	-	-
Ending balance	$(3,510)	$(56)	$(3,566)	$(3,363)	$(45)	$(3,408)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the period indicated. Line items in the statement of income affected by the reclassification are also presented.

(In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income			Affected Line Item in the Statement Where Net Income is Presented
Year Ended December 31,	2017	2016	2015
Unrealized gains on available for sale investment securities	$20	$3,998	$171	Net gain on sales of available for sale investment securities
	(7)	(1,399)	(60)	Income tax expense
	$13	$2,599	$111	Net of tax

Amortization related to postretirement benefits
Prior service costs	$(75)	$(50)	$(51)	Salaries and employee benefits
Actuarial losses	(5)	(5)	(42)	Salaries and employee benefits
	(80)	(55)	(93)	Total before tax
	28	19	33	Income tax expense
	$(52)	$(36)	$(60)	Net of tax

Total reclassifications for the period	$(39)	$2,563	$51	Net of tax

3. Investment Securities

The following tables summarize the amortized cost and estimated fair values of the securities portfolio at December 31, 2017 and 2016.

December 31, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$43,601	$44	$437	$43,208
Obligations of states and political subdivisions	114,960	562	1,273	114,249
Mortgage-backed securities – residential	195,605	523	2,735	193,393
Mortgage-backed securities – commercial	50,518	42	1,208	49,352
Asset-backed securities	15,569	9	4	15,574
Corporate debt securities	7,578	1	37	7,542
Mutual funds and equity securities	864	71	-	935
Total securities – available for sale	$428,695	$1,252	$5,694	$424,253
Held To Maturity
Obligations of states and political subdivisions	$3,364	$114	$-	$3,478

December 31, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$71,941	$213	$460	$71,694
Obligations of states and political subdivisions	134,055	773	2,536	132,292
Mortgage-backed securities – residential	225,489	1,505	2,687	224,307
Mortgage-backed securities – commercial	47,164	6	1,557	45,613
Corporate debt securities	6,565	1	441	6,125
Mutual funds and equity securities	824	20	11	833
Total securities – available for sale	$486,038	$2,518	$7,692	$480,864
Held To Maturity
Obligations of states and political subdivisions	$3,488	$109	$-	$3,597

Investment securities with a carrying value of $214 million and $191 million at December 31, 2017 and 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

At year-end 2017 and 2016, the Company held no investment securities of any single issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2017, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mutual funds and equity securities in the available for sale portfolio at December 31, 2017 consist of investments by the Company’s captive insurance subsidiary. These securities have no stated maturity and are not included in the maturity schedule that follows.

Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
December 31, 2017 (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,301	$27,276	$-	$-
Due after one year through five years	50,953	50,676	-	-
Due after five years through ten years	63,345	62,451	1,232	1,322
Due after ten years	40,109	40,170	2,132	2,156
Mortgage-backed securities	246,123	242,745	-	-
Total	$427,831	$423,318	$3,364	$3,478

Gross realized gains and losses on the sale of available for sale investment securities were as follows for the year indicated.

(In thousands)	2017	2016	2015

Gross realized gains	$501	$4,191	$224
Gross realized losses	481	193	53
Net realized gain	$20	$3,998	$171

Income tax provision related to net realized gain	$7	$1,399	$60

Investment securities with unrealized losses at year-end 2017 and 2016 not recognized in income are presented in the tables below. The tables segregate investment securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The table also includes the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
December 31, 2017 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$11,544	$43	$25,298	$394	$36,842	$437
Obligations of states and political subdivisions	40,402	413	33,965	860	74,367	1,273
Mortgage-backed securities – residential	77,312	481	99,986	2,254	177,298	2,735
Mortgage-backed securities – commercial	7,758	62	34,139	1,146	41,897	1,208
Asset-backed securities	1,166	4	-	-	1,166	4
Corporate debt securities	7,251	36	200	1	7,451	37
Total	$145,433	$1,039	$193,588	$4,655	$339,021	$5,694

	Less than 12 Months		12 Months or More		Total
December 31, 2016 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$51,657	$460	$-	$-	$51,657	$460
Obligations of states and political subdivisions	91,728	2,526	1,999	10	93,727	2,536
Mortgage-backed securities – residential	154,397	2,485	5,841	202	160,238	2,687
Mortgage-backed securities – commercial	43,309	1,557	-	-	43,309	1,557
Corporate debt securities	536	6	5,476	435	6,012	441
Mutual funds and equity securities	128	2	113	9	241	11
Total	$341,755	$7,036	$13,429	$656	$355,184	$7,692

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company attributes the unrealized losses in its investment securities portfolio to changes in market interest rates and volatility. Investment securities with unrealized losses at December 31, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

4. Loans and Allowance for Loan Losses

Major classifications of loans are summarized in the following table.

December 31, (In thousands)	2017	2016
Real Estate
Real estate mortgage – construction and land development	$129,181	$120,230
Real estate mortgage – residential	355,304	350,295
Real estate mortgage – farmland and other commercial enterprises	432,321	400,367
Commercial
Commercial and industrial	63,417	48,607
States and political subdivisions	27,209	18,933
Other	19,916	23,308
Consumer
Secured	4,853	4,554
Unsecured	3,062	4,681
Total loans	1,035,263	970,975
Less unearned income	-	-
Total loans, net of unearned income	$1,035,263	$970,975

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $2.8 million and $2.5 million in the aggregate during 2017 and 2016, respectively. The average individual balance of the purchased loans was $123 thousand for 2017 and $120 thousand for 2016.

Loans to directors, executive officers, and principal shareholders of the Company and its subsidiaries (including loans to affiliated companies of which they are principal owners) and loans to members of the immediate family of such persons were $13.1 million at December 31, 2017. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectability. An analysis of the activity with respect to these loans is presented in the table below.

(In thousands)	Amount
Balance at December 31, 2016	$13,499
New loans	11,549
Repayments	(5,693)
Loans no longer meeting disclosure requirements, new loans meeting disclosure requirements, and other adjustments, net	(6,231)
Balance at December 31, 2017	$13,124

Activity in the allowance for loan losses by portfolio segment was as follows for each of the three years in the period ended December 31, 2017:

(In thousands)	Real Estate	Commercial	Consumer	Total
2017
Balance at beginning of period	$8,205	$854	$285	$9,344
Provision for loan losses	(537)	237	89	(211)
Recoveries	1,386	139	55	1,580
Loans charged off	(545)	(279)	(106)	(930)
Balance at end of period	$8,509	$951	$323	$9,783
2016
Balance at beginning of period	$9,173	$820	$322	$10,315
Provision for loan losses	(702)	50	8	(644)
Recoveries	141	203	69	413
Loans charged off	(407)	(219)	(114)	(740)
Balance at end of period	$8,205	$854	$285	$9,344
2015
Balance at beginning of period	$12,542	$1,153	$273	$13,968
Provision for loan losses	(3,099)	(449)	119	(3,429)
Recoveries	463	210	112	785
Loans charged off	(733)	(94)	(182)	(1,009)
Balance at end of period	$9,173	$820	$322	$10,315

The following tables present individually impaired loans by class of loans for the dates indicated.

As of and for the Year Ended December 31, 2017 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$4,076	$1,746	$1,955	$3,701	$402	$5,124	$239	$239
Real estate mortgage – residential	10,112	3,233	6,877	10,110	1,973	10,337	525	521
Real estate mortgage – farmland and other commercial enterprises	8,737	2,203	6,367	8,570	319	19,139	917	908
Commercial
Commercial and industrial	448	-	448	448	270	440	25	25
Other	-	-	-	-	-	6	-	-
Consumer
Unsecured	312	-	312	312	218	329	17	17
Total	$23,685	$7,182	$15,959	$23,141	$3,182	$35,375	$1,723	$1,710

As of and for the Year Ended December 31, 2016 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$9,076	$2,599	$3,800	$6,399	$759	$7,706	$310	$298
Real estate mortgage – residential	9,930	4,388	5,590	9,978	1,503	9,146	491	465
Real estate mortgage – farmland and other commercial enterprises	25,045	9,699	15,235	24,934	304	25,557	1,197	1,153
Commercial
Commercial and industrial	435	20	418	438	236	419	23	21
Consumer
Unsecured	146	-	146	146	146	151	7	6
Total	$44,632	$16,706	$25,189	$41,895	$2,948	$42,979	$2,028	$1,943

Year Ended December 31, 2015 (In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$9,409	$343	$337
Real estate mortgage – residential	9,810	448	438
Real estate mortgage – farmland and other commercial enterprises	22,439	890	887
Commercial
Commercial and industrial	523	16	16
Consumer
Unsecured	127	6	6
Total	$42,308	$1,703	$1,684

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2017 and 2016.

December 31, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,694	$270	$218	$3,182
Collectively evaluated for impairment	5,815	681	105	6,601
Total ending allowance balance	$8,509	$951	$323	$9,783

Loans
Loans individually evaluated for impairment	$22,381	$448	$312	$23,141
Loans collectively evaluated for impairment	894,425	110,094	7,603	1,012,122
Total ending loan balance, net of unearned income	$916,806	$110,542	$7,915	$1,035,263

December 31, 2016 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,566	$236	$146	$2,948
Collectively evaluated for impairment	5,639	618	139	6,396
Total ending allowance balance	$8,205	$854	$285	$9,344

Loans
Loans individually evaluated for impairment	$41,311	$438	$146	$41,895
Loans collectively evaluated for impairment	829,581	90,410	9,089	929,080
Total ending loan balance, net of unearned income	$870,892	$90,848	$9,235	$970,975

The following tables present the recorded investment in nonperforming loans by class of loans as of December 31, 2017 and 2016.

December 31, 2017 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$151	$1,955	$-
Real estate mortgage – residential	1,763	5,326	-
Real estate mortgage – farmland and other commercial enterprises	1,752	3,703	-
Commercial
Commercial and industrial	53	370	-
Consumer
Unsecured	168	128	-
Total	$3,887	$11,482	$-

December 31, 2016 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$712	$3,637	$-
Real estate mortgage – residential	2,316	4,006	-
Real estate mortgage – farmland and other commercial enterprises	3,383	14,787	-
Commercial
Commercial and industrial	-	377	-
Consumer
Secured	4	-	-
Unsecured	8	135	-
Total	$6,423	$22,942	$-

The Company has allocated $1.8 million and $2.0 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms as of December 31, 2017 and 2016, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2017 and 2016. There were no loans modified as troubled debt restructurings during 2017 or 2016.

The tables below present an age analysis of loans past due 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

December 31, 2017 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$15	$87	$102	$129,079	$129,181	$-	$151
Real estate mortgage – residential	1,160	538	1,698	353,606	355,304	-	1,763
Real estate mortgage – farmland and other commercial enterprises	966	948	1,914	430,407	432,321	-	1,752
Commercial
Commercial and industrial	62	-	62	63,355	63,417	-	53
States and political subdivisions	-	-	-	27,209	27,209	-	-
Other	21	-	21	19,895	19,916	-	-
Consumer
Secured	-	-	-	4,853	4,853	-	-
Unsecured	9	-	9	3,053	3,062	-	168
Total	$2,233	$1,573	$3,806	$1,031,457	$1,035,263	$-	$3,887

December 31, 2016 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans	Loans Past Due 90 Days or More and Still Accruing	Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$393	$227	$620	$119,610	$120,230	$-	$712
Real estate mortgage – residential	1,935	798	2,733	347,562	350,295	-	2,316
Real estate mortgage – farmland and other commercial enterprises	-	2,483	2,483	397,884	400,367	-	3,383
Commercial
Commercial and industrial	-	-	-	48,607	48,607	-	-
States and political subdivisions	-	-	-	18,933	18,933	-	-
Other	24	-	24	23,284	23,308	-	-
Consumer
Secured	13	-	13	4,541	4,554	-	4
Unsecured	30	8	38	4,643	4,681	-	8
Total	$2,395	$3,516	$5,911	$965,064	$970,975	$-	$6,423

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the borrower’s repayment ability, weaken the collateral, or inadequately protect the Company’s credit position at some future date. These credits pose elevated risk, but their weaknesses do not yet justify a substandard classification.

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

	Real Estate			Commercial
December 31, 2017 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$124,926	$330,401	$414,663	$62,490	$27,209	$19,898
Special Mention	396	9,196	7,556	474	-	18
Substandard	3,859	15,707	10,102	453	-	-
Doubtful	-	-	-	-	-	-
Total	$129,181	$355,304	$432,321	$63,417	$27,209	$19,916

	Real Estate			Commercial
December 31, 2016 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$112,435	$323,300	$363,448	$47,254	$18,933	$23,308
Special Mention	1,413	12,147	21,088	764	-	-
Substandard	6,382	14,806	15,831	589	-	-
Doubtful	-	42	-	-	-	-
Total	$120,230	$350,295	$400,367	$48,607	$18,933	$23,308

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,853	$2,766	$4,550	$4,538
Nonperforming	-	296	4	143
Total	$4,853	$3,062	$4,554	$4,681

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. During the first quarter of 2017, the Company shortened the look-back period it uses to determine historical loss rates to the previous twelve quarters from sixteen quarters. No other significant changes were made to the loan risk grading system definitions or allowance for loan loss methodology during the past year.

5. Premises and Equipment

Premises and equipment consist of the following:

December 31, (In thousands)	2017	2016
Land, buildings, and leasehold improvements	$60,980	$60,399
Furniture and equipment	19,020	18,188
Total premises and equipment	80,000	78,587
Less accumulated depreciation and amortization	49,072	46,687
Premises and equipment, net	$30,928	$31,900

Depreciation and amortization of premises and equipment was $3.3 million, $3.4 million, and $3.5 million for 2017, 2016, and 2015, respectively.

6. Other Real Estate Owned

OREO was as follows as of the date indicated:

December 31, (In thousands)	2017	2016
Construction and land development	$4,433	$7,996
Residential real estate	157	871
Farmland and other commercial enterprises	899	1,806
Total	$5,489	$10,673

OREO activity for 2017 and 2016 was as follows:

(In thousands)	2017	2016
Beginning balance	$10,673	$21,843
Transfers from loans and other increases	821	2,044
Proceeds from sales	(5,419)	(11,289)
Gain (loss) on sales, net	208	(473)
Write downs and other decreases, net	(794)	(1,452)
Ending balance	$5,489	$10,673

At December 31, 2017, the Company had a total of $886 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

7. Deposit Liabilities

Major classifications of deposits are summarized as follows for the dates indicated:

December 31, (In thousands)	2017	2016
Noninterest Bearing	$361,855	$334,676

Interest Bearing
Demand	379,027	348,197
Savings	416,163	416,611
Time	222,858	270,423
Total interest bearing	1,018,048	1,035,231

Total Deposits	$1,379,903	$1,369,907

At December 31, 2017, the scheduled maturities of time deposits were as follows:

(In thousands)	Amount
2018	$143,185
2019	37,422
2020	19,626
2021	12,887
2022	4,328
Thereafter	5,410
Total	$222,858

Time deposits that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250 thousand were $14.8 million and $18.6 million at December 31, 2017 and 2016, respectively.

Deposits from directors, executive officers, and principal shareholders of the Parent Company and its subsidiaries (including deposits from affiliated companies of which they are principal owners) and deposits from members of the immediate family of such persons were $19.3 million and $28.6 million at December 31, 2017 and 2016, respectively. Such deposits were accepted in the normal course of business on substantially the same terms as those prevailing at the time for comparable transactions with other customers.

8. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where the Company sells certain of its investment securities and agrees to repurchase them at a specific date in the future. Securities sold under agreements to repurchase are accounted for as secured borrowings and reflect the amount of cash received in connection with the transaction. Information on securities sold under agreements to repurchase is as follows:

December 31, (Dollars in thousands)	2017	2016
Securities sold under agreements to repurchase
Amount outstanding at year-end	$34,252	$36,370
Average balance during the year	35,063	107,179
Maximum month-end balance during the year	38,079	140,218
Average interest rate during the year	.22%	2.74%
Average interest rate at year-end	.22	.36

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

	Remaining Contractual Maturity of the Agreements
December 31, 2017 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Mortgage-backed securities – residential	$32,341	$1,200	$-	$454	$257	$34,252
Total	$32,341	$1,200	$-	$454	$257	$34,252

	Remaining Contractual Maturity of the Agreements
December 31, 2016 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Obligations of U.S. government-sponsored entities	$5,596	$301	$-	$258	$1,027	$7,182
Mortgage-backed securities – residential	28,086	902	-	200	-	29,188
Total	$33,682	$1,203	$-	$458	$1,027	$36,370

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

9. Other Borrowings

Other borrowings consist of long-term FHLB advances and subordinated notes payable to the Company’s unconsolidated trusts. The table below displays a summary of the ending balance and average rate for such borrowed funds on the dates indicated.

		Average		Average
December 31, (Dollars in thousands)	2017	Rate	2016	Rate
Federal Home Loan Bank advances	$3,479	3.27%	$18,646	3.97%
Subordinated notes payable	33,506	2.85	33,506	2.30
Total FHLB advances and subordinated notes payable	$36,985	2.89%	$52,152	2.89%

At times the Company’s short-term borrowings include federal funds purchased and FHLB advances. At year-end 2017 and 2016, short-term borrowings consist entirely of securities sold under agreements to repurchase which are discussed further in Note 8.

FHLB advances are made pursuant to several different credit programs, which have their own interest rates and range of maturities. At December 31, 2017, interest rates on all FHLB advances are fixed and range between 2.99% and 5.81%, averaging 3.27% over a remaining weighted average maturity period of 0.9 years. At December 31, 2016, interest rates on FHLB advances ranged between 2.99% and 5.81%, averaging 3.97% over a remaining weighted average maturity period of 0.8 years. Long-term FHLB borrowings of $3.0 million and $18.0 million at year-end 2017 and 2016, respectively, were callable quarterly. None of the long-term FHLB advances are convertible to a floating interest rate.

For FHLB advances, the Company pledges FHLB stock and certain qualifying mortgage loans as collateral. Pledged loans consist primarily of fully disbursed, otherwise unencumbered, 1-4 family first mortgage loans. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $135 million from the FHLB at year-end 2017.

Loans with a carrying value of $612 million and $416 million at December 31, 2017 and December 31, 2016, respectively, were pledged to secure borrowings and lines of credit. Such borrowings primarily include FHLB advances and short-term borrowing arrangements with the Federal Reserve.

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

Farmers Capital Bank Trust III (“Trust III”), a Delaware statutory trust sponsored by the Company, was formed during 2007. Trust III sold $22.5 million of preferred securities for the purpose of financing the cost of acquiring Company shares under a share repurchase program. The preferred securities mature on November 1, 2037 and are redeemable at any time by the Trust at par. Trust I and Trust III are hereafter collectively referred to as the “Trusts.”

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

The subordinated notes are redeemable in whole or in part, without penalty, at the Company’s option. The notes are junior in right of payment of all present and future senior indebtedness. At December 31, 2017 and 2016 the balance of the subordinated notes payable to Trust I and Trust III was $10.3 million and $23.2 million, respectively. The interest rates in effect as of the last determination date for 2017 were 3.19% and 2.70% for Trust I and Trust III, respectively. For 2016 these rates were 2.50% and 2.21% for Trust I and Trust III, respectively.

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

The subordinated notes, net of the Company’s investment in the Trusts, may be included in Tier 1 capital (with certain limitations applicable) under current regulatory capital guidelines and interpretations. The net amount of subordinated notes in excess of the limit may be included in Tier 2 capital, subject to restrictions. At year-end 2017and 2016, the Company’s Tier 1 capital included $32.5 million, which represents the full amount of the subordinated notes net of the Company’s investment in the Trusts at those dates.

Maturities of FHLB advances and subordinated notes payable at December 31, 2017 are as follows:

(In thousands)	Amount
2018	$3,000
2019	5
2020	474
2021	-
2022	-
Thereafter	33,506
Total	$36,985

10. Income Taxes

The components of income tax expense from operations are as follows:

December 31, (In thousands)	2017	2016	2015
Currently payable	$6,502	$5,556	$3,662
Revaluation of deferred income taxes resulting from change in statutory tax rates	5,869	-	-
Deferred	270	885	1,631
Total income tax expense	$12,641	$6,441	$5,293

An analysis of the difference between the effective income tax rates and the statutory federal income tax rate follows.

December 31,	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Changes from statutory rates resulting from:
Revaluation of deferred income taxes resulting from changes in statutory tax rates	24.1	-	-
Tax-exempt interest	(4.1)	(4.6)	(5.8)
Nondeductible interest to carry tax-exempt obligations	.1	.2	.2
Premium income not subject to tax	(1.4)	(1.3)	(1.5)
Company-owned life insurance	(1.6)	(1.5)	(1.6)
Other, net	(.1)	.1	(.2)
Effective tax rate on pretax income	52.0%	27.9%	26.1%

The tax effects of the significant temporary differences that comprise deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

December 31, (In thousands)	2017	2016
Assets
Allowance for loan losses	$2,058	$3,285
Deferred compensation	135	236
Postretirement benefit obligations	3,605	5,825
Other real estate owned	621	1,303
Self-funded insurance	114	232
Paid time off	472	815
Depreciation	1,059	1,630
Intangibles	806	1,878
Unrealized loss on available for sale investment securities, net	933	1,811
Other	147	239
Total deferred tax assets	9,950	17,254
Liabilities
Prepaid expenses	-	153
Federal Home Loan Bank stock dividends	621	1,035
Deferred loan fees	523	846
Other	31	52
Total deferred tax liabilities	1,175	2,086
Net deferred tax asset	$8,775	$15,168

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduces the US Federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, although management does not expect these adjustments to materially impact the financial statements.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2017.

The Company had no unrecognized tax benefits at year-end 2017, 2016, and 2015 and did not recognize any increase in unrecognized benefits during 2017 relative to any tax position taken in 2017. The Company’s policy is to record the accrual of interest or penalties relative to unrecognized tax benefits, if any, in its income tax expense accounts. There was no amount accrued for interest at December 31, 2017 and 2016. No penalties were accrued or recorded during any year in the three years ended December 31, 2017.

The Company files U.S. federal and various state income tax returns. The Company is no longer subject to income tax examinations by taxing authorities for the years before 2014.

11. Retirement Plans

The Company maintains a salary savings plan that covers substantially all of its employees. In 2017, 2016, and 2015, the Company matched voluntary tax deferred employee contributions at 50% of eligible deferrals up to a maximum of 6% of the participants’ compensation. Effective January 1, 2018, the match will increase to 66.667% applied to eligible contributions that do not exceed 6% of the participants’ compensation with a maximum employer matching contribution of 4%. The Company may, at the discretion of its Board, contribute an additional amount based upon a percentage of covered employees’ salaries. The Company did not make a discretionary contribution during 2017, 2016, or 2015. Discretionary contributions are allocated among participants in the ratio that each participant’s compensation bears to all participants’ compensation.

Eligible employees are presented with numerous investment alternatives related to the salary savings plan. Those alternatives include various stock and bond mutual funds ranging from traditional growth funds to more stable income funds as well as an option to invest in bank certificates of deposits. Company shares are not an available investment alternative in the salary savings plan. Total retirement plan expense for 2017, 2016, and 2015 was $522 thousand, $563 thousand, and $531 thousand, respectively.

In connection with its acquisition of Citizens Bank of Northern Kentucky, Inc., the Company acquired nonqualified supplemental retirement plans for certain key employees. Benefits provided under these plans are unfunded, and payments to plan participants are made by the Company.

The following schedules set forth a reconciliation of the changes in the supplemental retirement plans’ benefit obligation and funded status for the years ended December 31, 2017 and 2016.

(In thousands)	2017	2016
Change in Benefit Obligation
Obligation at beginning of year	$718	$600
Service cost	22	19
Interest cost	23	24
Actuarial (gain) loss	(180)	111
Benefit payments	(36)	(36)
Obligation at end of year	$547	$718

The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2017	2016
Service cost	$22	$19
Interest cost	23	24
Recognized net actuarial loss	5	5
Net periodic benefit cost	$50	$48
Major assumptions:
Discount rate used to determine net period benefit cost	3.31%	3.39%
Discount rate used to determine benefit obligation at year end	2.86	3.31
Rate of compensation increase	4.00	4.00

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Supplemental Retirement Plan
2018	$58
2019	60
2020	60
2021	60
2022	56
2023-2027	219
Total	$513

Amounts recognized in accumulated other comprehensive income as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Unrecognized net actuarial (gain) loss	$(98)	$87
Total	$(98)	$87

The estimated cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

(In thousands)	Supplemental Retirement Plan
Unrecognized net actuarial gain	$(5)
Total	$(5)

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

Options forfeited from the initial grant in 1997 were used to grant options during 2000 and 2004. Total options granted were 450,000, 54,000, and 40,049 in the years 1997, 2000, and 2004, respectively. All unexercised options granted under the Plan expired during 2014 and the Company no longer grants options under the Plan. There were no options exercised or granted in any year in the three-year periods ending December 31, 2017, nor were there any modifications or cash paid to settle stock option awards during those periods.

13. Postretirement Medical Benefits

The Company provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirements as of December 31, 1989 (“Plan 1”). Additional participants are not eligible to be included in Plan 1 unless they met the requirements on this date. During 2003, the Company implemented an additional postretirement health insurance program (“Plan 2”). Under Plan 2, any employee meeting the service requirement of 20 years of full time service to the Company and is at least age 55 upon retirement is eligible to continue their health insurance coverage. Under both plans, retirees not yet eligible for Medicare have coverage identical to the coverage offered to active employees. Under both plans, Medicare-eligible retirees are provided with a Medicare Advantage plan. The Company pays 100% of the cost of Plan 1. The Company and the retirees each pay 50% of the cost under Plan 2. Both plans are unfunded. Employees hired on or after January 1, 2016 are not eligible for benefits under Plan 2. The following schedules set forth a reconciliation of the changes to the benefit obligation and funded status of the plans for the years ended December 31, 2017 and 2016.

In connection with the merger of certain of its subsidiaries in February 2017, the Company recognized a curtailment gain of $417 thousand and prior service costs of $66 thousand, for a net gain of $351 thousand at the time of curtailment. This gain is a result of revaluing its postretirement medical benefits plan liability due to a reduction in workforce during the first quarter of 2017.

(In thousands)	2017	2016
Change in Benefit Obligation
Obligation at beginning of year	$16,555	$16,204
Service cost	557	637
Interest cost	660	683
Curtailment gain recognized	(417)	-
Actuarial loss (gain)	263	(660)
Participant contributions	196	153
Benefit payments	(550)	(462)
Obligation at end of year	$17,264	$16,555

The Company’s contributions were $354 thousand and $309 thousand for 2017 and 2016, respectively. The Company expects benefit payments of $459 thousand for 2018. The following table provides disclosure of the net periodic benefit cost as of December 31 for the years indicated.

(In thousands)	2017	2016
Service cost	$557	$637
Interest cost	660	683
Curtailment gain recognized	(417)	-
Recognized prior service cost	75	50
Net periodic benefit cost	$875	$1,370
Major assumptions:
Discount rate used to determine net periodic benefit cost	4.12%	4.34%
Discount rate used to determine benefit obligation as of year end	3.58	4.12
Retiree participation rate (Plan 1)	100.00	100.00
Retiree participation rate (Plan 2)	72.00	72.00

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, the rate of increase in pre-Medicare medical care claims costs was 6.5%, 6.0%, and 5.5% for 2018, 2019, and 2020, respectively, then grading down by .25% annually to 4.75% for 2023 and thereafter. For dental claims cost, it was 5% for 2018 and thereafter. A 1% change in the assumed health care cost trend rates would have the following incremental effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$295	$(247)
Effect on accumulated postretirement benefit obligation	3,530	(2,733)

The following table presents estimated future benefit payments in the period indicated.

(In thousands)	Postretirement Medical Benefits
2018	$459
2019	477
2020	508
2021	551
2022	592
2023-2027	3,439
Total	$6,026

Amounts recognized in accumulated other comprehensive income as of December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Unrecognized net actuarial loss (gain)	$169	$(93)
Unrecognized prior service cost	-	75
Total	$169	$(18)

There are no estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

14. Leases

The Company leases certain branch sites and banking equipment under various operating leases. Branch site leases have renewal options of varying lengths and terms. The following table presents estimated future minimum rental commitments under these leases for the period indicated.

(In thousands)	Operating Leases
2018	$408
2019	343
2020	286
2021	218
2022	80
Thereafter	498
Total	$1,833

Rent expense was $408 thousand, $434 thousand, and $419 thousand for 2017, 2016, and 2015, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit were $220 million and $188 million at December 31, 2017 and 2016, respectively. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, marketable securities, inventory, premises and equipment, residential real estate, and income producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that received when extending credit to customers. The fair value of these instruments is not considered material for disclosure. The Company had $2.9 million and $4.1 million in irrevocable letters of credit outstanding at December 31, 2017 and 2016, respectively.

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end:

December 31,	2017		2016
(In thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit, including unused lines of credit	$108,269	$111,603	$71,369	$116,926
Standby letters of credit	1,722	1,154	2,284	1,769
Total	$109,991	$112,757	$73,653	$118,695

16. Concentration of Credit Risk

The Company’s subsidiary bank actively engages in lending, primarily in its home counties around Central and Northern Kentucky and adjacent areas. Collateral is received to support these loans as deemed necessary. The more significant categories of collateral include cash on deposit with the Company’s bank, marketable securities, income producing properties, commercial real estate, home mortgages, and consumer durables. Loans outstanding, commitments to make loans, and letters of credit range across a large number of industries and individuals. The obligations are significantly diverse and reflect no material concentration in one or more areas, other than most of the Company’s loans are in Kentucky and secured by real estate and thus significantly affected by changes in the Kentucky economy.

17.	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2017, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

18.	Regulatory Matters

The Company and United Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements will initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and its subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to “Basel III”) that were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. To ensure capital adequacy, the Company and its subsidiary bank are required to maintain minimum capital amounts and risk-based capital ratios (set forth in the tables below) as well as a capital conservation buffer in excess of the required minimum. The capital conservation buffer is being phasing in from 0.0% in 2015 to 2.50% by 2019. For 2017, the capital conservation buffer is 1.25%. The Company and the Bank met the minimum capital ratios and a fully phased-in capital conservation buffer under the new rules at year-end 2017.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Common Equity Tier 1 Risk-based, Tier 1 Risk-based, Total Risk-based, and Tier 1 Leverage ratios as set forth in the tables below. There are no conditions or events since that notification that management believes have changed the institutions’ category.

The regulatory capital amounts and ratios of the consolidated Company and its subsidiary bank are presented in the following tables for the dates indicated. The minimums presented below are before the capital conservation buffer which was 1.25% and 0.625% at December 31, 2017 and 2016, respectively.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital[1]
Consolidated	$196,919	16.56%	$53,500	4.50%	N/A	N/A
United Bank*	165,488	14.05	53,004	4.50	$76,561	6.50%
Tier 1 Risk-based Capital[1]
Consolidated	$229,419	19.30%	$71,334	6.00%	N/A	N/A
United Bank*	165,488	14.05	70,671	6.00	$94,229	8.00%
Total Risk-based Capital [1]
Consolidated	$239,234	20.12%	$95,112	8.00%	N/A	N/A
United Bank*	175,271	14.88	94,229	8.00	$117,786	10.00%
Tier 1 Leverage Capital [2]
Consolidated	$229,419	13.75%	$66,763	4.00%	N/A	N/A
United Bank*	165,488	10.13	65,365	4.00	$81,706	5.00%

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Risk-based Capital[1]
Consolidated	$187,474	16.43%	$51,349	4.50%	N/A	N/A
Farmers Bank & Capital Trust Company*	64,016	16.53	17,425	4.50	$25,170	6.50%
United Bank & Trust Company*	58,180	15.54	16,848	4.50	24,337	6.50
First Citizens Bank*	28,324	13.56	9,401	4.50	13,580	6.50
Citizens Bank of Northern Kentucky, Inc.*	24,661	15.24	7,280	4.50	10,516	6.50
Tier 1 Risk-based Capital[1]
Consolidated	$219,974	19.28%	$68,466	6.00%	N/A	N/A
Farmers Bank & Capital Trust Company*	64,016	16.53	23,234	6.00	$30,978	8.00%
United Bank & Trust Company*	58,180	15.54	22,465	6.00	29,953	8.00
First Citizens Bank*	28,324	13.56	12,535	6.00	16,714	8.00
Citizens Bank of Northern Kentucky, Inc.*	24,661	15.24	9,707	6.00	12,942	8.00
Total Risk-based Capital [1]
Consolidated	$229,318	20.10%	$91,288	8.00%	N/A	N/A
Farmers Bank & Capital Trust Company*	66,720	17.23	30,978	8.00	$38,723	10.00%
United Bank & Trust Company*	61,680	16.47	29,953	8.00	37,441	10.00
First Citizens Bank*	29,590	14.16	16,714	8.00	20,892	10.00
Citizens Bank of Northern Kentucky, Inc.*	26,534	16.40	12,942	8.00	16,178	10.00
Tier 1 Leverage Capital [2]
Consolidated	$219,974	13.20%	$66,656	4.00%	N/A	N/A
Farmers Bank & Capital Trust Company*	64,016	9.80	26,121	4.00	$32,651	5.00%
United Bank & Trust Company*	58,180	12.38	18,798	4.00	23,497	5.00
First Citizens Bank*	28,324	9.76	11,606	4.00	14,507	5.00
Citizens Bank of Northern Kentucky, Inc.*	24,661	10.68	9,234	4.00	11,543	5.00

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

Payment of dividends by the Bank is subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. Generally, capital distributions are limited to undistributed net income for the current and prior two years, subject to the capital requirements as summarized above.

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

Following is a description of the valuation method used for instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale investment securities and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $36.7 and $18.6 million in money market mutual funds at December 31, 2017 and 2016, respectively, is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosures for available for sale investment securities as of December 31, 2017 and 2016 are as follows:

		Fair Value Measurements Using
(In thousands) Available For Sale Investment Securities	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Obligations of U.S. government-sponsored entities	$43,208	$-	$43,208	$-
Obligations of states and political subdivisions	114,249	-	114,249	-
Mortgage-backed securities – residential	193,393	-	193,393	-
Mortgage-backed securities – commercial	49,352	-	49,352	-
Asset-backed securities	15,574	-	15,574	-
Corporate debt securities	7,542	-	7,542	-
Mutual funds and equity securities	935	935	-	-
Total	$424,253	$935	$423,318	$-

December 31, 2016
Obligations of U.S. government-sponsored entities	$71,694	$-	$71,694	$-
Obligations of states and political subdivisions	132,292	-	132,292	-
Mortgage-backed securities – residential	224,307	-	224,307	-
Mortgage-backed securities – commercial	45,613	-	45,613	-
Corporate debt securities	6,125	-	6,125	-
Mutual funds and equity securities	833	833	-	-
Total	$480,864	$833	$480,031	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,553	$-	$-	$1,553
Real estate mortgage – residential	4,687	-	-	4,687
Real estate mortgage – farmland and other commercial enterprises	2,645	-	-	2,645
Total	$8,885	$-	$-	$8,885

OREO
Construction and land development	$3,468	$-	$-	$3,468
Residential real estate	157	-	-	157
Farmland and other commercial enterprises	821	-	-	821
Total	$4,446	$-	$-	$4,446

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$2,909	$-	$-	$2,909
Real estate mortgage – residential	3,137	-	-	3,137
Real estate mortgage – farmland and other commercial enterprises	351	-	-	351
Total	$6,397	$-	$-	$6,397

OREO
Construction and land development	$4,883	$-	$-	$4,883
Residential real estate	234	-	-	234
Farmland and other commercial enterprises	1,070	-	-	1,070
Total	$6,187	$-	$-	$6,187

The following table represents fair value adjustments recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands) Years Ended December 31,	2017	2016
Net decrease in fair value:
Collateral-dependent impaired loans	$386	$858
OREO	597	634
Total	$983	$1,492

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

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
December 31, 2017
Collateral-dependent impaired loans	$8,885	Discounted appraisals	Marketability discount	0%	-	22.8%	3.1%
OREO	$4,446	Discounted appraisals	Marketability discount	0%	-	71.7%	4.05%
December 31, 2016
Collateral-dependent impaired loans	$6,397	Discounted appraisals	Marketability discount	0%	-	67.8%	3.5%
OREO	$6,187	Discounted appraisals	Marketability discount	0%	-	50.0%	11.2%

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

Securities Sold Under Agreements to Repurchase, Subordinated Notes Payable, and Other Long-term Borrowings

The fair value of these borrowings is estimated by discounting the expected future cash flows using rates currently available for debt with similar terms and remaining maturities. For subordinated notes payable, the Company uses its best estimate to determine an appropriate discount rate since active markets for similar debt transactions are limited.

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016. Information for available for sale investment securities is presented within this footnote in greater detail above.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets
Cash and cash equivalents	$120,408	$120,408	$120,408	$-	$-
Held to maturity investment securities	3,364	3,478	-	3,478	-
Loans, net	1,025,480	1,012,959	-	-	1,012,959
Accrued interest receivable	4,935	4,935	-	4,935	-
Federal Home Loan Bank and Federal Reserve Bank Stock	13,235	13,235	-	-	13,235

Liabilities
Deposits	1,379,903	1,380,122	1,157,045	-	223,077
Securities sold under agreements to repurchase	34,252	34,257	-	34,257	-
Federal Home Loan Bank advances	3,479	3,546	-	3,546	-
Subordinated notes payable to unconsolidated trusts	33,506	22,709	-	-	22,709
Accrued interest payable	261	261	-	261	-

December 31, 2016
Assets
Cash and cash equivalents	$113,534	$113,534	$113,534	$-	$-
Held to maturity investment securities	3,488	3,597	-	3,597	-
Loans, net	961,631	962,437	-	-	962,437
Accrued interest receivable	5,019	5,019	-	5,019	-
Federal Home Loan Bank and Federal Reserve Bank Stock	9,840	9,840	-	-	9,840

Liabilities
Deposits	1,369,907	1,369,567	1,099,211	-	270,356
Securities sold under agreements to repurchase	36,370	36,381	-	36,381	-
Federal Home Loan Bank advances	18,646	19,114	-	19,114	-
Subordinated notes payable to unconsolidated trusts	33,506	21,234	-	-	21,234
Accrued interest payable	321	321	-	321	-

20. Parent Company Financial Statements

Condensed Balance Sheets

December 31, (In thousands)	2017	2016
Assets
Cash and cash equivalents	$61,604	$44,286
Investment in subsidiaries	166,183	175,935
Other assets	302	1,378
Total assets	$228,089	$221,599
Liabilities
Dividends payable, common stock	$939	$751
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Other liabilities	291	3,276
Total liabilities	34,736	37,533
Shareholders’ Equity
Common stock	940	939
Capital surplus	52,201	51,885
Retained earnings	143,778	134,650
Accumulated other comprehensive loss	(3,566)	(3,408)
Total shareholders’ equity	193,353	184,066
Total liabilities and shareholders’ equity	$228,089	$221,599

Condensed Statements of Income and Comprehensive Income

Years Ended December 31, (In thousands)	2017	2016	2015
Income
Dividends from subsidiaries	$23,026	$24,820	$14,426
Interest	191	39	12
Gain on debt extinguishment	-	4,050	-
Other noninterest income	363	2,442	2,555
Total income	23,580	31,351	16,993
Expense
Interest expense – subordinated notes payable to unconsolidated trusts	870	723	866
Noninterest expense	1,751	5,050	4,938
Total expense	2,621	5,773	5,804
Income before income tax benefit and equity in undistributed income of subsidiaries	20,959	25,578	11,189
Income tax (benefit) expense	(747)	273	(1,076)
Income before equity in undistributed income of subsidiaries	21,706	25,305	12,265
Equity in undistributed (loss) income of subsidiaries	(10,018)	(8,700)	2,727
Net income	11,688	16,605	14,992
Other comprehensive income (loss)	475	(6,190)	(2,093)
Comprehensive income	$12,163	$10,415	$12,899

Condensed Statements of Cash Flows

Years Ended December 31, (In thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$11,688	$16,605	$14,992
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	10,018	8,700	(2,727)
Noncash employee stock purchase plan expense	1	7	4
Noncash director fee compensation	105	92	104
Change in other assets and liabilities, net	(2,408)	(1,116)	582
Deferred income tax expense (benefit)	740	(46)	(54)
Gain on extinguishment of subordinated notes payable to unconsolidated trusts	-	(4,050)	-
Net cash provided by operating activities	20,144	20,192	12,901
Cash Flows From Investing Activities
Return of equity from nonbank subsidiary	-	500	1,355
Net cash provided by investing activities	-	500	1,355
Cash Flows From Financing Activities
Cash paid to extinguish subordinated notes payable to unconsolidated trusts	-	(10,950)	-
Dividends paid, common stock	(3,005)	(1,575)	-
Redemption of preferred stock	-	-	(10,000)
Dividends paid, preferred stock	-	-	(508)
Shares issued under employee stock purchase plan	179	155	130
Net cash used in financing activities	(2,826)	(12,370)	(10,378)
Net increase in cash and cash equivalents	17,318	8,322	3,878
Cash and cash equivalents at beginning of year	44,286	35,964	32,086
Cash and cash equivalents at end of year	$61,604	$44,286	$35,964

21.	Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
Quarters Ended 2017	March 31	June 30	Sept. 30	Dec. 31
Interest income	$14,379	$14,830	$14,983	$15,094
Interest expense	916	881	893	820
Net interest income	13,463	13,949	14,090	14,274
Provision for loan losses	580	(499)	(379)	87
Net interest income after provision for loan losses	12,883	14,448	14,469	14,187
Noninterest income	5,251	5,102	5,627	5,185
Noninterest expense	13,529	13,346	12,708	13,240
Income before income taxes	4,605	6,204	7,388	6,132
Income tax expense	1,276	1,722	2,076	7,567 [1]
Net income (loss)	$3,329	$4,482	$5,312	$(1,435)
Net income (loss) per common share, basic and diluted	$.44	$.60	$.71	$(.19)
Weighted average common shares outstanding, basic and diluted	7,510	7,512	7,514	7,516

1Income tax expense includes $5.9 million related to the remeasurement of the Company’s net deferred tax assets due to the change in Federal tax rates.

(In thousands, except per share data)
Quarters Ended 2016	March 31		June 30	Sept. 30		Dec. 31
Interest income	$15,330		$14,973	$14,619		$14,449
Interest expense	2,043		1,975	1,809		928
Net interest income	13,287		12,998	12,810		13,521
Provision for loan losses	(473)		(156)	(190)		175
Net interest income after provision for loan losses	13,760		13,154	13,000		13,346
Noninterest income	9,542	[1]	5,521	10,772	[2]	5,351
Noninterest expense	14,407		13,884	17,888	[2]	15,221
Income before income taxes	8,895		4,791	5,884		3,476
Income tax expense	2,715		1,235	1,560		931
Net income	$6,180		$3,556	$4,324		$2,545
Net income per common share, basic and diluted	$.82		$.47	$.58		$.34
Weighted average common shares outstanding, basic and diluted	7,500		7,502	7,505		7,508

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

22. Intangible Assets

Intangible assets were zero as of year-end 2017 and 2016. Customer relationship intangibles in the amount of $2.4 million recorded in connection with a prior business acquisition during 2004 were fully amortized at year-end 2014. Acquired core deposit intangibles in the amount of $4.5 million were fully amortized at year-end 2015. Aggregate amortization expense of core deposit and customer relationship intangible assets was zero for 2017 and 2016, and $449 thousand for 2015.

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

Management’s Assessment of the Company’s Internal Control over Financial Reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

As a result of our assessment of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

BKD, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The audit report on the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on page 69.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer[1]	Age	Positions and Offices With the Registrant	Years of Service With the Registrant

Lloyd C. Hillard, Jr.	71	President and Chief Executive Officer, Director[2]	25[3]

1R. Terry Bennett, Chairman of the Company’s board of directors, and David Y. Phelps, Vice Chairman, are considered executive officers in name only for purposes of Regulation O.

2Also a director of United Bank, Farmers Insurance (Chairman), FFKT Insurance, EG Properties, and an administrative trustee of Farmers Capital Bank Trust I and Farmers Capital Bank Trust III.

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

Additional information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2018, which will be filed with the Commission on or about April 2, 2018, pursuant to Regulation 14A.

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

The information required by Items 11 through 14 is hereby incorporated by reference from the Company's definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 8, 2018, which will be filed with the Commission on or about April 2, 2018, pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company is included in Part II, Item 8 on pages 68 through 118:

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

10.1	Employee Stock Purchase Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective June 24, 2004 (File No. 333-116801)).

10.2	Nonqualified Stock Option Plan of Farmers Capital Bank Corporation (incorporated by reference to Form S-8 effective September 8, 1998 (File No. 333-63037)).

10.3	Employment agreement dated December 17, 2013 between Farmers Capital Bank Corporation and Rickey D. Harp (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2013).

10.4	Employment agreement dated November 18, 2015 between Farmers Capital Bank Corporation and J. David Smith, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 19, 2015).

10.5	Executive Short-Term Incentive Plan January 1, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 24, 2017).

10.6	Executive Short-Term Incentive Plan January 1, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2017).

10.7	Employment agreement dated December 4, 2017 between Farmers Capital Bank Corporation and Lloyd C. Hillard, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 8, 2017).

10.8	Employment agreement dated December 4, 2017 between Farmers Capital Bank Corporation and Mark A. Hampton (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 8, 2017).

21**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

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

FARMERS CAPITAL BANK CORPORATION

By:	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and Chief Executive Officer

Date:	March 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd C. Hillard, Jr.	President, Chief Executive Officer	March 12, 2018
Lloyd C. Hillard, Jr.	and Director (principal executive
officer of the Registrant)

/s/ R. Terry Bennett	Chairman	February 26, 2018
R. Terry Bennett

/s/ David Y. Phelps	Vice Chairman	March 7, 2018
David Y. Phelps

/s/ J. Barry Banker	Director	March 7, 2018
J. Barry Banker

/s/ Michael J. Crawford	Director	March 7, 2018
Michael J. Crawford

/s/ William C. Nash	Director	March 2, 2018
Dr. William C. Nash

/s/ David R. O’Bryan	Director	February 27, 2018
David R. O’Bryan

/s/ Fred N. Parker	Director	February 25, 2018
Fred N. Parker

/s/ John C. Roach	Director	February 28, 2018
John C. Roach

/s/ Marvin E. Strong, Jr.	Director	February 27, 2018
Marvin E. Strong, Jr.

/s/ Fred Sutterlin	Director	February 26, 2018
Fred Sutterlin

/s/ Judy Worth	Director	March 1, 2018
Judy Worth

/s/ Mark A. Hampton	Executive Vice President, Chief	March 12, 2018
Mark A. Hampton	Financial Officer, and Secretary (principal financial and accounting officer)

INDEX OF EXHIBITS

Exhibit		Page

21	Subsidiaries of the Registrant	125

23.1	Consent of Independent Registered Public Accounting Firm	126

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	127

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	128

32	CEO and CFO Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	129