Form 10-Q
period 2018-03-31
FARMERS CAPITAL BANK CORP
filed 2018-05-07
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Common stock, par value $0.125 per share

7,519,814 shares outstanding at May 1, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6. Exhibits	47

SIGNATURES	50

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$22,143	$25,581
Interest bearing deposits in other banks	96,099	58,154
Money market mutual funds	34,979	36,673
Total cash and cash equivalents	153,221	120,408
Investment securities:
Available for sale, amortized cost of $411,995 (2018) and $427,831 (2017)	402,288	423,318
Equity investments, amortized cost of $1,560 (2018) and $864 (2017)	1,575	935
Held to maturity, fair value of $3,424 (2018) and $3,478 (2017)	3,350	3,364
Total investment securities	407,213	427,617
Loans, net of unearned income	1,035,469	1,035,263
Allowance for loan losses	(9,748)	(9,783)
Loans, net	1,025,721	1,025,480
Premises and equipment, net	30,909	30,928
Company-owned life insurance	30,731	30,817
Other real estate owned	5,087	5,489
Other assets	33,105	33,133
Total assets	$1,685,987	$1,673,872
Liabilities
Deposits:
Noninterest bearing	$375,645	$361,855
Interest bearing	1,018,446	1,018,048
Total deposits	1,394,091	1,379,903
Securities sold under agreements to repurchase	33,343	34,252
Federal Home Loan Bank advances	3,436	3,479
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Dividends payable, common stock	940	939
Other liabilities	26,643	28,440
Total liabilities	1,491,959	1,480,519
Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,519,445 and 7,517,446 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	940	940
Capital surplus	52,278	52,201
Retained earnings	148,535	143,778
Accumulated other comprehensive loss	(7,725)	(3,566)
Total shareholders’ equity	194,028	193,353
Total liabilities and shareholders’ equity	$1,685,987	$1,673,872

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Interest Income
Interest and fees on loans	$12,469	$11,722
Interest on investment securities:
Taxable	2,025	1,900
Nontaxable	475	591
Interest on deposits in other banks	269	142
Interest on federal funds sold and money market mutual funds	106	24
Total interest income	15,344	14,379
Interest Expense
Interest on deposits	586	533
Interest on securities sold under agreements to repurchase	19	25
Interest on Federal Home Loan Bank advances	28	160
Interest on subordinated notes payable to unconsolidated trusts	254	198
Total interest expense	887	916
Net interest income	14,457	13,463
Provision for loan losses	(261)	580
Net interest income after provision for loan losses	14,718	12,883
Noninterest Income
Service charges and fees on deposits	1,912	1,958
Allotment processing fees	720	715
Other service charges, commissions, and fees	1,372	1,372
Trust income	789	704
Net loss on sales of available for sale investment securities	-	(9)
Gains on sale of mortgage loans, net	95	154
Income from company-owned life insurance	293	235
Other	20	122
Total noninterest income	5,201	5,251
Noninterest Expense
Salaries and employee benefits	7,490	7,860
Occupancy expenses, net	1,254	1,214
Equipment expenses	601	553
Data processing and communication expenses	1,083	1,293
Bank franchise tax	500	557
Deposit insurance expense	126	137
Other real estate expenses, net	117	74
Other	1,947	1,841
Total noninterest expense	13,118	13,529
Income before income taxes	6,801	4,605
Income tax expense	1,160	1,276
Net income	$5,641	$3,329
Per Common Share
Net income – basic and diluted	$.75	$.44
Cash dividends declared	.125	.10
Weighted Average Common Shares Outstanding
Basic and diluted	7,518	7,510

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net Income	$5,641	$3,329
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period, net of tax of $(1,093) and $510, respectively	(4,102)	948

Reclassification adjustment for net realized loss included in net income, net of tax of $- and $(3), respectively	-	6

Change in unfunded portion of postretirement benefit obligation, net of tax of $- and $32, respectively	(1)	59
Other comprehensive (loss) income	(4,103)	1,013
Comprehensive income	$1,538	$4,342

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Three months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
March 31, 2018 and 2017	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2018	7,517	$940	$52,201	$143,778	$(3,566)	$193,353
Net income	-	-	-	5,641	-	5,641
Other comprehensive loss	-	-	-	-	(4,103)	(4,103)
Adoption of Accounting Standards Update 2016-01	-	-	-	56	(56)	-
Cash dividends declared – common, $.125 per share	-	-	-	(940)	-	(940)
Shares issued under director compensation plan	-	-	18	-	-	18
Shares issued pursuant to employee stock purchase plan	2	-	51	-	-	51
Expense related to employee stock purchase plan	-	-	8	-	-	8
Balance at March 31, 2018	7,519	$940	$52,278	$148,535	$(7,725)	$194,028

Balance at January 1, 2017	7,509	$939	$51,885	$134,650	$(3,408)	$184,066
Net income	-	-	-	3,329	-	3,329
Other comprehensive income	-	-	-	-	1,013	1,013
Cash dividends declared – common, $.10 per share	-	-	-	(751)	-	(751)
Shares issued under director compensation plan	1	-	28	-	-	28
Shares issued pursuant to employee stock purchase plan	2	-	46	-	-	46
Expense related to employee stock purchase plan	-	-	9	-	-	9
Balance at March 31, 2017	7,512	$939	$51,968	$137,228	$(2,395)	$187,740

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31, (In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$5,641	$3,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	862
Net premium amortization of investment securities:
Available for sale	616	897
Held to maturity	14	13
Provision for loan losses	(261)	580
Deferred income tax (benefit) expense	(10)	18
Noncash employee stock purchase plan expense	8	9
Noncash director fee compensation	18	28
Mortgage loans originated for sale	(2,557)	(5,324)
Proceeds from sale of mortgage loans	2,537	6,624
Gain on sale of mortgage loans, net	(95)	(154)
Loss on disposal of premises and equipment, net	-	37
Net loss (gain) on sale and write downs of other real estate	76	(5)
Net loss on sale of available for sale investment securities	-	9
Unrealized loss on equity investment securities	55	-
Curtailment gain on postretirement benefits plan liability	-	(351)
Increase in cash surrender value of company-owned life insurance	(213)	(216)
Death benefits in excess of cash surrender value on company-owned life insurance	(67)	-
Decrease in accrued interest receivable	363	434
Decrease in other assets	517	1,787
Increase (decrease) in accrued interest payable	4	(32)
Decrease in other liabilities	(1,802)	(2,603)
Net cash provided by operating activities	5,644	5,942
Cash Flows from Investing Activities
Proceeds from maturities and calls of available for sale investment securities	16,715	19,474
Purchase of available for sale investment securities	(1,536)	(31,058)
Purchase of equity investment securities	(695)	(3)
Proceeds from cancelation of cost method investment securities	239	666
Purchase of cost method investment securities	-	(4,236)
Loans originated for investment greater than principal collected, net	(493)	(18,347)
Purchase of loans held for investment	(709)	(732)
Principal collected on purchased loans	1,317	643
Proceeds from death benefits of company-owned life insurance	366	-
Purchase of premises and equipment	(729)	(1,145)
Proceeds from sale of other real estate	346	699
Net cash provided by (used in) investing activities	14,821	(34,039)
Cash Flows from Financing Activities
Net increase in deposits	14,188	18,170
Net decrease in short-term securities sold under agreements to repurchase	(910)	(2,299)
Proceeds from long-term securities sold under agreements to repurchase	1	2
Repayments of long-term securities sold under agreements to repurchase	-	(5,041)
Repayments of Federal Home Loan Bank advances	(43)	-
Dividends paid, common stock	(939)	(751)
Shares issued under employee stock purchase plan	51	46
Net cash provided by financing activities	12,348	10,127
Net increase (decrease) in cash and cash equivalents	32,813	(17,970)
Cash and cash equivalents at beginning of year	120,408	113,534
Cash and cash equivalents at end of period	$153,221	$95,564
Supplemental Disclosures
Cash paid during the period for interest	$883	$948
Transfers from loans to other real estate	104	187
Sale and financing of other real estate	84	2,172
Cash dividends payable, common	940	751

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Operations

The condensed consolidated financial statements include the accounts of Farmers Capital Bank Corporation (the “Company” or “Parent Company”), a financial holding company, and its wholly owned subsidiaries. The Company has one bank subsidiary, United Bank & Capital Trust Company (“United Bank”), and one nonbank subsidiary, FFKT Insurance Services, Inc. (“FFKT Insurance”).

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

The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements of the Company as of that date. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and the footnotes required by U.S. GAAP for complete statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany transactions and balances are eliminated in consolidation.

2. Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation. These reclassifications do not affect net income or total shareholders’ equity as previously reported.

3. Accumulated Other Comprehensive (Loss) Income

The following table presents changes in accumulated other comprehensive (loss) income (“AOCI”) by component, net of tax, for the periods indicated. The table also includes $56 thousand cumulative-effect adjustment from AOCI to retained earnings related to the adoption of Accounting Standards Update (“ASU”) 2016-01 effective January 1, 2018. ASU 2016-01 requires changes in the fair value of the Company’s equity investments to be recognized through net income. Prior to 2018, changes in the fair value of equity securities were recognized through AOCI. Additional information related to the adoption of ASU 2016-01 can be found in Note 4 and Note 7.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,510)	$(56)	$(3,566)	$(3,363)	$(45)	$(3,408)
Other comprehensive (loss) income before reclassifications	(4,102)	-	(4,102)	948	10	958
Amounts reclassified from accumulated other comprehensive income	-	(1)	(1)	6	49	55
Net current-period other comprehensive (loss) income	(4,102)	(1)	(4,103)	954	59	1,013
Adoption of Accounting Standards Update 2016-01	(56)	-	(56)	-	-	-
Ending balance	$(7,668)	$(57)	$(7,725)	$(2,409)	$14	$(2,395)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Unrealized gains (losses) on available for sale investment securities	$-	$(9)	Net loss on sales of available for sale investment securities
	-	3	Income tax expense
	$-	$(6)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$-	$(75)	Salaries and employee benefits
Actuarial gains (losses)	1	(1)	Other noninterest expense
	1	(76)	Total before tax
	-	27	Income tax expense
	$1	$(49)	Net of tax

Total reclassifications for the period	$1	$(55)	Net of tax

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

The general portion of the Company’s loan portfolio is segregated into portfolio segments having similar risk characteristics identified as follows: real estate loans, commercial loans, and consumer loans. Each of these portfolio segments is assigned a loss percentage based on their respective twelve quarter rolling historical loss rates, adjusted for the qualitative risk factors summarized below.

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

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued several amendments to the standard during 2015, 2016, and 2017. The primary principle of ASU No. 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The majority of the Company’s revenues earned are excluded from the scope of the new standard. Revenue streams within the scope of this ASU include services charges and fees on deposits, allotment processing fees, trust income, and certain components of other service charges, commission, and fees. The Company has analyzed each revenue stream under Topic 606 and determined that there were no material changes to existing recognition practices. The Company adopted ASU No. 2014-09 effective January 1, 2018 using a modified retrospective approach and no cumulative-effect adjustment was recorded. Additional disclosures required by the new standard are included in Note 5.

In  January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and, in February 2018, issued an amendment for technical corrections and improvements related to this ASU. The amendments in this ASU require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). In addition, this ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU No. 2016-01 effective January 1, 2018, recorded a cumulative-effect adjustment of $56 thousand, and began using the exit price notion rather than entrance price to determine the fair value for disclosure purposes. For equity securities without a readily determinable fair value, the Company elected the practical expedient and recorded them at cost adjusted for impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions. Additional information related to the cumulative-effect adjustment can be found in Note 3 and Note 7. Fair value disclosures can be found in Note 13.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that employers offering benefit plans accounted for under Topic 715 report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company retrospectively adopted ASU 2017-07 effective January 1, 2018, which did not have a material impact on its consolidated financial position, results of operations, or cash flows upon adoption. For prior periods, the interest cost, recognized actuarial loss, and recognized curtailment gain have been reclassified from salaries and employee benefits to other noninterest expense.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows entities to reclassify the stranded tax effects caused by the Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017, from accumulated other comprehensive income (“AOCI”) to retained earnings. This ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted this standard, resulting in the reclassification of $633 thousand from AOCI to retained earnings for the year ended December 31, 2017. There was no impact on total equity.

Recently Issued Accounting Standards

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

For public companies, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has identified a project team and is in the process of reviewing its leases and assessing the impact of ASU No. 2016-02 on its consolidated financial position, results of operations, and cash flows.

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

5. Revenue From Contracts With Customers

The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” ASC Topic 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized when, or as, the Company satisfies a performance obligation. Primarily all of the Company’s revenue from contracts with customers in the scope of ASC Topic 606 is recognized within noninterest income. Net gains or losses on the sale of other real estate owned (“OREO”) are included in net other real estate expenses. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2018 and 2017. Amounts in the table are within the scope of ASC Topic 606 unless otherwise noted.

Three Months Ended March 31, (In thousands)	2018	2017
Service charges and fees on deposits
Overdraft fees	$956	$927
Dormant account fees	593	665
Service charges on checking and savings accounts	314	310
Other	49	56
Allotment processing fees	720	715
Other service charges, commissions, and fees
Interchange fees	827	781
Other[1]	545	591
Trust income	789	704
Investment securities (losses) gains, net[2]	-	(9)
Gain on sale of mortgage loans, net[2]	95	154
Income from company-owned life insurance[2]	293	235
Other	20	122
Total noninterest income	$5,201	$5,251

1Includes broker, ATM, and other fees totaling $402 thousand and $457 thousand for the three months ended March 31, 2018 and 2017, respectively, which is within the scope of ASC Topic 606.

2Not within the scope of ASC Topic 606.

Net other real estate expenses include a net loss on the sale of OREO of $43 thousand and a net gain of $115 thousand for the three months ended March 31, 2018 and 2017, respectively.

A description of the Company’s revenue-generating activities accounted for under Topic 606 follows.

Service charges and fees on deposits consist primarily of overdraft fees, dormant account fees, and service charges on checking and savings accounts. Overdraft fees are recognized at the time an account is overdrawn. Dormant account fees are recognized when an account is inactive for 365 days. The majority of service charges on checking and savings accounts are for account maintenance services performed and recognized in the same calendar month. Other fees are primarily for transaction-based services completed at the request of the customer and recognized at the time the transaction is executed. These transaction-based services include foreign ATM usage and stop payments services. All service charges and fees on deposits are withdrawn from the customer’s account balance.

Allotment processing fees relate to the Company’s bill payment and electronic funds transfer (“EFT”) services provided under the name of FirstNet. The Company processes payments by individual customers to unaffiliated third party lenders on bi-weekly and monthly schedules. Other EFT services are available to customers upon request. The Company does not provide credit to individuals under the program. Fees are primarily withdrawn from the customer’s account and recognized at the time the transaction is executed.

Other service charges, commissions, and fees include interchange fees earned primarily from debit card holder transactions conducted through the VISA payment network and other networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are received and recognized daily, concurrent with the transaction processing services provided to the cardholder.

Trust income is earned from living trusts and investment management agency accounts, estate planning and estate settlement, custody accounts, individual retirement accounts, and other related services. These fees are primarily earned and accrued over the period of time the Company provides the contracted services and are generally assessed based on tiered scale of the market value of the assets of the accounts. Fees for other services, including the preparation of fiduciary income tax returns, are recognized when the services are rendered. Fees are generally paid out of the assets held in the customer’s account.

6. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of common shares issued and outstanding. There were no dilutive instruments at March 31, 2018 and 2017.

Net income per common share computations were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017

Net income, basic and diluted	$5,641	$3,329

Average common shares issued and outstanding, basic and diluted	7,518	7,510

Net income per common share, basic and diluted	$.75	$.44

7. Investment Securities

Equity Securities

Equity securities consist of money market mutual funds classified as cash and cash equivalents on the balance sheet and mutual funds and equity securities in the investment portfolio of the Company’s captive insurance subsidiary. Money market mutual funds were $35.0 million and $36.7 million at March 31, 2018 and December 31, 2017, respectively. The Company held $1.6 million and $935 thousand in mutual funds and equity securities recorded at fair value at March 31, 2018 and December 31, 2017, respectively.

Effective January 1, 2018, the Company adopted ASU 2016-01, which requires the Company to recognize changes in the fair value of its equity securities through net income. Prior to 2018, changes in the fair value of equity securities were recognized through AOCI. At December 31, 2017, unrealized gains, net of tax, of $56 thousand had been recognized in AOCI. At the beginning of 2018, the Company made a cumulative-effect adjustment to reclassify those gains out of AOCI and into retained earnings. During the three months ended March 31, 2018, the Company recognized an unrealized loss of $55 thousand on the equity securities held at March 31, 2018, which was recorded in other noninterest income. There were no sales of equity securities during the three months ended March 31, 2018.

Debt Securities

The Company’s debt securities are classified as available for sale or held to maturity. The following tables summarize the amortized costs and estimated fair value of the Company’s debt securities at March 31, 2018 and December 31, 2017.

March 31, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$42,633	$14	$691	$41,956
Obligations of states and political subdivisions	109,652	281	2,365	107,568
Mortgage-backed securities – residential	186,441	318	5,158	181,601
Mortgage-backed securities – commercial	49,990	-	2,116	47,874
Asset-backed securities	15,538	8	29	15,517
Corporate debt securities	7,741	49	18	7,772
Total securities – available for sale	$411,995	$670	$10,377	$402,288
Held To Maturity
Obligations of states and political subdivisions	$3,350	$74	$-	$3,424

December 31, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$43,601	$44	$437	$43,208
Obligations of states and political subdivisions	114,960	562	1,273	114,249
Mortgage-backed securities – residential	195,605	523	2,735	193,393
Mortgage-backed securities – commercial	50,518	42	1,208	49,352
Asset-backed securities	15,569	9	4	15,574
Corporate debt securities	7,578	1	37	7,542
Total securities – available for sale	$427,831	$1,181	$5,694	$423,318
Held To Maturity
Obligations of states and political subdivisions	$3,364	$114	$-	$3,478

Debt securities with a carrying value of $208 million and $214 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of the debt securities portfolio at March 31, 2018, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
March 31, 2018 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$28,921	$28,872	$-	$-
Due after one year through five years	52,222	51,572	-	-
Due after five years through ten years	55,496	53,726	1,232	1,289
Due after ten years	38,925	38,643	2,118	2,135
Mortgage-backed securities	236,431	229,475	-	-
Total	$411,995	$402,288	$3,350	$3,424

Gross realized gains and losses on the sale of available for sale debt securities are presented in the table below for the periods indicated.

	Three Months Ended
	March 31,
(In thousands)	2018	2017

Gross realized gains	$-	$-
Gross realized losses	-	9
Net realized loss	$-	$(9)

Debt securities with unrealized losses at March 31, 2018 and December 31, 2017 not recognized in income are presented in the tables below. The tables segregate debt securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
March 31, 2018 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$13,336	$182	$27,010	$509	$40,346	$691
Obligations of states and political subdivisions	52,756	956	33,058	1,409	85,814	2,365
Mortgage-backed securities – residential	74,591	1,642	93,924	3,516	168,515	5,158
Mortgage-backed securities – commercial	14,798	378	33,076	1,738	47,874	2,116
Asset-backed securities	11,721	29	-	-	11,721	29
Corporate debt securities	2,721	15	498	3	3,219	18
Total	$169,923	$3,202	$187,566	$7,175	$357,489	$10,377

	Less than 12 Months		12 Months or More		Total
December 31, 2017 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$11,544	$43	$25,298	$394	$36,842	$437
Obligations of states and political subdivisions	40,402	413	33,965	860	74,367	1,273
Mortgage-backed securities – residential	77,312	481	99,986	2,254	177,298	2,735
Mortgage-backed securities – commercial	7,758	62	34,139	1,146	41,897	1,208
Asset-backed securities	1,166	4	-	-	1,166	4
Corporate debt securities	7,251	36	200	1	7,451	37
Total	$145,433	$1,039	$193,588	$4,655	$339,021	$5,694

Unrealized losses included in the tables above have not been recognized in income since they have been identified as temporary. The Company evaluates debt securities for other-than-temporary impairment (“OTTI”) at least quarterly, and more frequently when economic or market conditions warrant. Many factors are considered, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was effected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The assessment of whether an OTTI charge exists involves a high degree of subjectivity and judgment and is based on the information available to the Company at a point in time.

The Company attributes the unrealized losses in its debt securities portfolio to changes in market interest rates and volatility. Debt securities with unrealized losses at March 31, 2018 and December 31, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	March 31, 2018	December 31, 2017

Real Estate
Real estate mortgage – construction and land development	$131,376	$129,181
Real estate mortgage – residential	351,838	355,304
Real estate mortgage – farmland and other commercial enterprises	440,680	432,321
Commercial
Commercial and industrial	68,472	63,417
States and political subdivisions	18,883	27,209
Other	16,663	19,916
Consumer
Secured	3,980	4,853
Unsecured	3,577	3,062
Total loans	1,035,469	1,035,263
Less unearned income	-	-
Total loans, net of unearned income	$1,035,469	$1,035,263

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended M arch 31, 2018
Balance, beginning of period	$8,509	$951	$323	$9,783
Provision for loan losses	(191)	(47)	(23)	(261)
Recoveries	341	20	27	388
Loans charged off	(58)	(88)	(16)	(162)
Balance, end of period	$8,601	$836	$311	$9,748

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended M arch 31, 2017
Balance, beginning of period	$8,205	$854	$285	$9,344
Provision for loan losses	396	(7)	191	580
Recoveries	17	49	11	77
Loans charged off	(434)	(32)	(28)	(494)
Balance, end of period	$8,184	$864	$459	$9,507

The following tables present individually impaired loans by class of loans for the dates indicated.

March 31, 2018 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$3,473	$1,501	$1,597	$3,098	$325
Real estate mortgage – residential	10,177	3,056	7,120	10,176	2,115
Real estate mortgage – farmland and other commercial enterprises	8,675	2,169	6,338	8,507	307
Commercial
Commercial and industrial	391	-	391	391	214
Consumer
Unsecured	305	-	305	305	212
Total	$23,021	$6,726	$15,751	$22,477	$3,173

December 31, 2017 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$4,076	$1,746	$1,955	$3,701	$402
Real estate mortgage – residential	10,112	3,233	6,877	10,110	1,973
Real estate mortgage – farmland and other commercial enterprises	8,737	2,203	6,367	8,570	319
Commercial
Commercial and industrial	448	-	448	448	270
Consumer
Unsecured	312	-	312	312	218
Total	$23,685	$7,182	$15,959	$23,141	$3,182

Three Months Ended March 31,	2018			2017
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$3,616	$46	$26	$6,247	$76	$52
Real estate mortgage – residential	10,343	136	133	9,702	118	117
Real estate mortgage – farmland and other commercial enterprises	8,887	100	96	24,089	302	291
Commercial
Commercial and industrial	393	5	4	499	7	6
Consumer
Unsecured	320	4	4	335	5	2
Total	$23,559	$291	$263	$40,872	$508	$468

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2018 and December 31, 2017.

March 31, 2018 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,747	$214	$212	$3,173
Collectively evaluated for impairment	5,854	622	99	6,575
Total ending allowance balance	$8,601	$836	$311	$9,748

Loans
Loans individually evaluated for impairment	$21,781	$391	$305	$22,477
Loans collectively evaluated for impairment	902,113	103,627	7,252	1,012,992
Total ending loan balance, net of unearned income	$923,894	$104,018	$7,557	$1,035,469

December 31, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,694	$270	$218	$3,182
Collectively evaluated for impairment	5,815	681	105	6,601
Total ending allowance balance	$8,509	$951	$323	$9,783

Loans
Loans individually evaluated for impairment	$22,381	$448	$312	$23,141
Loans collectively evaluated for impairment	894,425	110,094	7,603	1,012,122
Total ending loan balance, net of unearned income	$916,806	$110,542	$7,915	$1,035,263

The following tables present the recorded investment in nonperforming loans by class of loans as of March 31, 2018 and December 31, 2017.

March 31, 2018 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$150	$1,597	$-
Real estate mortgage – residential	1,636	5,648	-
Real estate mortgage – farmland and other commercial enterprises	1,738	3,682	-
Commercial
Commercial and industrial	30	369	-
Consumer
Unsecured	165	126	-
Total	$3,719	$11,422	$-

December 31, 2017 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$151	$1,955	$-
Real estate mortgage – residential	1,763	5,326	-
Real estate mortgage – farmland and other commercial enterprises	1,752	3,703	-
Commercial
Commercial and industrial	53	370	-
Consumer
Unsecured	168	128	-
Total	$3,887	$11,482	$-

The Company has allocated $1.7 million and $1.8 million of specific reserves as of March 31, 2018 and December 31, 2017, respectively, to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2018 and December 31, 2017. The Company had no credits during the first three months of 2018 or 2017 that were modified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

March 31, 2018 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$-	$87	$87	$131,289	$131,376
Real estate mortgage – residential	2,145	250	2,395	349,443	351,838
Real estate mortgage – farmland and other commercial enterprises	712	989	1,701	438,979	440,680
Commercial
Commercial and industrial	47	-	47	68,425	68,472
States and political subdivisions	-	-	-	18,883	18,883
Other	-	-	-	16,663	16,663
Consumer
Secured	-	-	-	3,980	3,980
Unsecured	1	-	1	3,576	3,577
Total	$2,905	$1,326	$4,231	$1,031,238	$1,035,469

December 31, 2017 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$15	$87	$102	$129,079	$129,181
Real estate mortgage – residential	1,160	538	1,698	353,606	355,304
Real estate mortgage – farmland and other commercial enterprises	966	948	1,914	430,407	432,321
Commercial
Commercial and industrial	62	-	62	63,355	63,417
States and political subdivisions	-	-	-	27,209	27,209
Other	21	-	21	19,895	19,916
Consumer
Secured	-	-	-	4,853	4,853
Unsecured	9	-	9	3,053	3,062
Total	$2,233	$1,573	$3,806	$1,031,457	$1,035,263

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

	Real Estate			Commercial
March 31, 2018 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$127,443	$326,807	$423,824	$67,586	$18,883	$16,647
Special Mention	681	9,355	6,174	461	-	16
Substandard	3,252	15,676	10,682	425	-	-
Doubtful	-	-	-	-	-	-
Total	$131,376	$351,838	$440,680	$68,472	$18,883	$16,663

	Real Estate			Commercial
December 31, 2017 (In thousands)	Real Estate Mortgage –Construction and Land Development	Real Estate Mortgage –Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$124,926	$330,401	$414,663	$62,490	$27,209	$19,898
Special Mention	396	9,196	7,556	474	-	18
Substandard	3,859	15,707	10,102	453	-	-
Doubtful	-	-	-	-	-	-
Total	$129,181	$355,304	$432,321	$63,417	$27,209	$19,916

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$3,980	$3,286	$4,853	$2,766
Nonperforming	-	291	-	296
Total	$3,980	$3,577	$4,853	$3,062

9. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows for the dates indicated:

(In thousands)	March 31, 2018	December 31, 2017
Construction and land development	$4,089	$4,433
Residential real estate	35	157
Farmland and other commercial enterprises	963	899
Total	$5,087	$5,489

OREO activity for the three months ended March 31, 2018 and 2017 was as follows:

Three months ended March 31, (In thousands)	2018	2017
Beginning balance	$5,489	$10,673
Transfers from loans and other increases	104	193
Proceeds from sales	(430)	(2,871)
(Loss) gain on sales, net	(43)	115
Write downs and other decreases, net	(33)	(110)
Ending balance	$5,087	$8,000

At March 31, 2018, the Company had a total of $136 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

10. Securities Sold under Agreements to Repurchase

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

	Remaining Contractual Maturity of the Agreements
March 31, 2018 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Mortgage-backed securities – residential	$31,431	$254	$-	$1,400	$258	$33,343
Total	$31,431	$254	$-	$1,400	$258	$33,343

	Remaining Contractual Maturity of the Agreements
December 31, 2017 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Mortgage-backed securities – residential	$32,341	$1,200	$-	$454	$257	$34,252
Total	$32,341	$1,200	$-	$454	$257	$34,252

11. Postretirement Medical Benefits

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2018 and 2017.

Three months ended March 31, (In thousands)	2018	2017
Service cost	$140	$146
Interest cost	153	167
Curtailment gain recognized	-	(417)
Recognized prior service cost	-	75
Net periodic benefit cost	$293	$(29)

Service costs and recognized prior service costs are recorded as a component of salaries and employee benefits with the remaining portion of net periodic benefit cost recorded in other noninterest expense on the Company’s unaudited condensed consolidated statements of income. In connection with the merger of certain of its subsidiaries in February 2017, the Company recognized a curtailment gain of $417 thousand and prior service costs of $66 thousand, for a net gain of $351 thousand at the time of curtailment. This gain is a result of revaluing its postretirement medical benefits plan liability due to a reduction in workforce during the first quarter of 2017.

The Company expects benefit payments of $459 thousand for 2018, of which $96 thousand have been made during the first three months of 2018.

12. Regulatory Matters

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

The regulatory ratios of the consolidated Company and its subsidiary bank were as follows for the dates indicated:

	March 31, 2018				December 31, 2017
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk-based Capital[1]	Total Risk-based Capital[1]	Tier 1 Leverage[2]
Consolidated	17.07%	19.82%	20.65%	13.99%	16.56%	19.30%	20.12%	13.75%
United Bank	14.63	14.63	15.47	10.47	14.05	14.05	14.88	10.13
Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

13. Fair Value Measurements

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale debt securities, equity securities, and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $35.0 million and $36.7 million in money market mutual funds at March 31, 2018 and December 31, 2017, respectively, is equivalent to its fair value and based on Level 1 inputs.

Available for sale debt securities and equity securities

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

Fair value disclosure for available for sale debt securities and equity securities classified as investments on the balance sheet as of March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements Using
(In thousands) March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available For Sale Securities
Obligations of U.S. government-sponsored entities	$41,956	$-	$41,956	$-
Obligations of states and political subdivisions	107,568	-	107,568	-
Mortgage-backed securities – residential	181,601	-	181,601	-
Mortgage-backed securities – commercial	47,874	-	47,874	-
Asset-backed securities	15,517	-	15,517	-
Corporate debt securities	7,772	-	7,772	-
Total available for sale securities	$402,288	$-	$402,288	$-
Equity Securities
Mutual funds and equity securities	$1,575	$1,575	$-	$-

December 31, 2017

Available For Sale Securities
Obligations of U.S. government-sponsored entities	$43,208	$-	$43,208	$-
Obligations of states and political subdivisions	114,249	-	114,249	-
Mortgage-backed securities – residential	193,393	-	193,393	-
Mortgage-backed securities – commercial	49,352	-	49,352	-
Asset-backed securities	15,574	-	15,574	-
Corporate debt securities	7,542	-	7,542	-
Total available for sale securities	$423,318	$-	$423,318	$-
Equity Securities
Mutual funds and equity securities	$935	$935	$-	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,271	$-	$-	$1,271
Real estate mortgage – residential	4,176	-	-	4,176
Total	$5,447	$-	$-	$5,447

OREO
Construction and land development	$125	$-	$-	$125
Residential real estate	35	-	-	35
Total	$160	$-	$-	$160

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,553	$-	$-	$1,553
Real estate mortgage – residential	4,687	-	-	4,687
Real estate mortgage – farmland and other commercial enterprises	2,645	-	-	2,645
Total	$8,885	$-	$-	$8,885

OREO
Construction and land development	$3,468	$-	$-	$3,468
Residential real estate	157	-	-	157
Farmland and other commercial enterprises	821	-	-	821
Total	$4,446	$-	$-	$4,446

The following table represents fair value adjustments recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

(In thousands)
Three months ended March 31,	2018	2017
Net decrease in fair value:
Collateral-dependent impaired loans	$115	$65
OREO	33	110
Total	$148	$175

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level 3 measurements. As described above, the fair value of real estate securing collateral-dependent impaired loans and OREO are based on current third party appraisals. It is sometimes necessary, however, for the Company to discount the appraisal amounts supporting its impaired loans and OREO. These discounts relate primarily to marketing and other holding costs that are not included in certain appraisals or to update values as a result of market declines of similar properties for which newer appraisals are available. Discounts may also result from contracts to sell properties entered into during the period. The range of discounts is presented in the table below for 2018 and 2017.

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
M arch 31, 2018
Collateral-dependent impaired loans	$5,447	Discounted appraisals	Marketability discount	0%	-	73.6%	1.3%
OREO	$160	Discounted appraisals	Marketability discount	0%	-	35.9%	10.8%
December 31, 2017
Collateral-dependent impaired loans	$8,885	Discounted appraisals	Marketability discount	0%	-	22.8%	3.1%
OREO	$4,446	Discounted appraisals	Marketability discount	0%	-	71.7%	4.0%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017. Information for available for sale investment securities is presented within this footnote in greater detail above. In accordance with the prospective adoption of ASU 2016-01, the fair values as of March 31, 2018 were measured using an exit price notion.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets
Cash and cash equivalents	$153,221	$153,221	$153,221	$-	$-
Held to maturity investment securities	3,350	3,424	-	3,424	-
Loans, net	1,025,721	1,007,469	-	-	1,007,469
Accrued interest receivable	4,572	4,572	-	4,572	-
Federal Home Loan Bank and Federal Reserve Bank Stock	12,996	12,996	-	-	12,996

Liabilities
Deposits	1,394,091	1,393,901	1,181,392	-	212,509
Securities sold under agreements to repurchase	33,343	33,349	-	33,349	-
Federal Home Loan Bank advances	3,436	3,488	-	3,488	-
Subordinated notes payable to unconsolidated trusts	33,506	23,918	-	-	23,918
Accrued interest payable	265	265	-	265	-

December 31, 2017
Assets
Cash and cash equivalents	$120,408	$120,408	$120,408	$-	$-
Held to maturity investment securities	3,364	3,478	-	3,478	-
Loans, net	1,025,480	1,012,959	-	-	1,012,959
Accrued interest receivable	4,935	4,935	-	4,935	-
Federal Home Loan Bank and Federal Reserve Bank Stock	13,235	13,235	-	-	13,235

Liabilities
Deposits	1,379,903	1,380,122	1,157,045	-	223,077
Securities sold under agreements to repurchase	34,252	34,257	-	34,257	-
Federal Home Loan Bank advances	3,479	3,546	-	3,546	-
Subordinated notes payable to unconsolidated trusts	33,506	22,709	-	-	22,709
Accrued interest payable	261	261	-	261	-

14. Subsequent Event

On April 19, 2018, the Company and Wesbanco, Inc. (“WesBanco”), a multi-state bank holding company with $10.2 billion in assets at March 31, 2018, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of the Company with and into WesBanco (the “Merger”) subject to the terms and conditions set forth in the Merger Agreement. As a result of the Merger, the separate corporate existence of the Company will cease and WesBanco will continue as the surviving corporation in the Merger. The Merger Agreement also provides that, immediately following the completion of the Merger, the Company’s subsidiary bank, United Bank, will merge with and into Wesbanco Bank, Inc., a West Virginia banking corporation and a wholly-owned subsidiary of WesBanco (the “Bank Merger”), with Wesbanco Bank, Inc. continuing as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of both WesBanco and the Company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s shareholders will have the right to receive (i) 1.053 shares of WesBanco common stock and (ii) $5.00 in cash, without interest, for each share of the Company’s common stock. As of the date of the announcement, the transaction was valued at approximately $378.2 million. The Merger Agreement contains certain termination rights for both WesBanco and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay WesBanco a termination fee of $12,000,000.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement by the shareholders of the Company and the receipt of all required regulatory approvals. The transaction is expected to close in the third or fourth quarter of 2018.

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

RESULTS OF OPERATIONS

Net income was $5.6 million, or $.75 per common share, and $3.3 million, or $.44 per common share, for the quarters ended March 31, 2018 and 2017, respectively. This represents an increase of $2.3 million, or 69.5%, and $.31, or 70.5%, on a per common share basis. The first quarter of 2017 includes pre-tax expenses of $472 thousand ($307 thousand after tax), or $.04 per common share, related to the Company’s consolidation of its four bank subsidiaries and data processing subsidiary into one bank, which was completed in February 2017.

Selected income statement amounts and related data are summarized in the table below.

(In thousands except per share data)
Three Months Ended March 31,	2018	2017	Increase (Decrease)
Interest income	$15,344	$14,379	$965
Interest expense	887	916	(29)
Net interest income	14,457	13,463	994
Provision for loan losses	(261)	580	(841)
Net interest income after provision for loan losses	14,718	12,883	1,835
Noninterest income	5,201	5,251	(50)
Noninterest expenses	13,118	13,529	(411)
Income before income taxes	6,801	4,605	2,196
Income tax expense	1,160	1,276	(116)
Net income	$5,641	$3,329	$2,312

Basic and diluted net income per common share	$.75	$.44	$.31
Cash dividends declared per common share	.125	.10	.025

Weighted average common shares outstanding – basic and diluted	7,518	7,510	8
Return on average assets	1.37%	.81%	56 bp
Return on average equity	11.86%	7.27%	459 bp
bp – basis points.

The increase in net income in the comparison is attributed primarily to higher net interest income of $994 thousand, or 7.4%, and a lower provision for loan losses of $841 thousand. Noninterest expenses declined $411 thousand, or 3.0%, which was partially offset by a decrease in noninterest income of $50 thousand, or 1.0%. Further information related to the more significant components making up the changes in net income follows.

Net Interest Income

The overall interest rate environment at March 31, 2018 (as measured by the Treasury yield curve) increased during the quarter, but remained at very low levels when compared with historical trends. During the quarter, the shape of the yield curve flattened as a result of yields on short-term maturities increasing more than yields on longer-term maturities. Yields for the two and three-year maturity periods were up 38 and 41 basis points, respectively, while yields on the ten and thirty-year maturities increased 33 and 23 basis points, respectively.

The Federal Reserve Board increased the short-term federal funds target interest rate 25 basis points during March 2018 to a range between 1.50% and 1.75% and has indicated that it will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At March 31, 2018, the national and Kentucky unemployment rates were 4.1% and 4.0%, respectively. The national inflation rate at March 31, 2018 was 2.4% based on the Consumer Price Index published by the Bureau of Labor Statistics, up from 2.1% at year-end 2017.

Net interest income increased $994 thousand, or 7.4%, for the first quarter of 2018 compared to the first quarter of 2017. The increase was driven by overall loan growth and higher average rates earned on loans and investment securities, partially offset by declines in investment securities balances. Net interest margin increased 16 basis points in the comparison, reflecting the Company’s efforts to improve net interest income and net interest margin through loan growth combined with continued refinement of the Company’s investment securities portfolio.

Interest income on loans was up $747 thousand, or 6.4%, driven by a higher average loan balance outstanding of $61.5 million, or 6.3%, in the comparison. Interest income on loans in the current quarter includes the collection of $74 thousand in prepayment fees, which aided the average rate earned on loans by three basis points.

Interest income on investment securities is up $9 thousand, or 0.4%, for the comparison. An increase in the average rate earned on investment securities was mostly offset by lower volume. The average rate earned was up 14 basis points compared to the year-ago quarter. Average investment securities decreased $54.9 million, or 11.1%, mainly as the result of loan demand. As loan demand increases, the Company uses proceeds from maturities, calls, and sales of investment securities to fund higher-earning loans.

Interest expense on deposits was up $53 thousand, or 9.9%, compared to the first quarter of 2017. The average rate paid on deposits increased two basis points due to a higher average rate on interest bearing demand deposits of 15 basis points which correlates to the increase in market rates and local market competition. Rates on time deposits decreased 8 basis points. Average total deposits were down $8.9 million driven by a decline in average time deposits of $45.8 million, partially offset by higher volume of interest bearing demand deposits of $32.1 million. The Company has continued to aggressively reprice higher-rate maturing time deposits downward with lower rate offerings or to allow them to mature without renewal.

Interest expense on borrowed funds was down $82 thousand, or 21.4%, in the comparison primarily due to a lower average balance of FHLB advances. The Company had FHLB advances of $10.0 million and $5.0 million mature during September and February 2017, respectively. The average rate paid on subordinated notes payable to the Company’s unconsolidated trusts, which is tied to the 3-month LIBOR, increased 67 basis points. The 3-month LIBOR was 2.31% as of the end of the quarter, up from 1.15% at March 31, 2017.

The average rate earned from interest income on loans and average interest rate paid on deposits continue to be near historical lows as a result of the low interest rate environment, competitive pressures, and the Company’s ongoing strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and capital position.

The Company has improved its mix of earning assets and interest bearing liabilities mainly through growth in the loan portfolio over the past year combined with a significant decrease in lower-yielding investment securities and a decline in higher-rate borrowings. On an average basis, loans represented 65.7% of earning assets for the first quarter of 2018, an increase of 325 basis points compared to 62.5% for the first quarter of 2017. Loans typically involve an increase in credit risk and higher yields when compared to investment securities.

For the current quarter, net interest margin on a taxable equivalent basis was 3.76%, an increase of 16 basis points compared with 3.60% a year earlier. Net interest spread increased 16 basis points to 3.66%, up from 3.50% in the year-ago quarter. Net interest margin and spread for the current quarter were negatively impacted four basis points by lower tax-equivalent adjustments related to tax-exempt loans and investment securities due to a reduction in Federal income tax rates that went to effect at the beginning of 2018. Net interest margin and spread for the current quarter were positively impacted two basis points from the collection of $74 thousand in prepayment fees during the quarter.

The Company expects its net interest margin to stay relatively flat or trend slightly upward in the near term according to internal modeling using expectations about future market interest rates, loan volume, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for periods indicated.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended March 31,	2018			2017
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$342,307	$2,025	2.40%	$369,635	$1,900	2.08%
Nontaxable[2]	95,647	598	2.54	123,174	887	2.92
Interest bearing deposits in banks, federal funds sold, and money market mutual funds	102,484	375	1.48	92,593	166	.73
Loans[2,3,4]	1,036,527	12,518	4.90	974,987	11,796	4.91
Total earning assets	1,576,965	$15,516	3.99%	1,560,389	$14,749	3.83%
Allowance for loan losses	(9,815)			(9,448)
Total earning assets, net of allowance for loan losses	1,567,150			1,550,941
Nonearning Assets
Cash and due from banks	22,299			25,462
Premises and equipment, net	30,806			31,852
Other assets	48,452			58,660
Total assets	$1,668,707			$1,666,915
Interest Bearing Liabilities
Deposits
Interest bearing demand	$381,339	$248	.26%	$349,212	$91	.11%
Savings	426,007	115	.11	421,230	124	.12
Time	218,799	223	.41	264,585	318	.49
Federal funds purchased	-	-	-	39	-	-
Short-term securities sold under agreements to repurchase	34,215	18	.21	33,723	23	.28
Long-term securities sold under agreements to repurchase	512	1	.79	1,287	2	.63
Federal Home Loan Bank advances	3,450	28	3.29	16,000	160	4.06
Subordinated notes payable to unconsolidated trusts	33,506	254	3.07	33,506	198	2.40
Total interest bearing liabilities	1,097,828	$887	.33%	1,119,582	$916	.33%
Noninterest Bearing Liabilities
Demand deposits	350,183			337,016
Other liabilities	27,732			24,541
Total liabilities	1,475,743			1,481,139
Shareholders’ equity	192,964			185,776
Total liabilities and shareholders’ equity	$1,668,707			$1,666,915
Net interest income		14,629			13,833
TE basis adjustment		(172)			(370)
Net interest income		$14,457			$13,463
Net interest spread			3.66%			3.50%
Impact of noninterest bearing sources of funds			.10			.10
Net interest margin			3.76%			3.60%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 21% for 2018 and 35% for 2017.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $298 thousand and $326 thousand in 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended March 31,	2018/2017[1]	Volume	Rate

Interest Income
Taxable investment securities	$125	$(727)	$852
Nontaxable investment securities[2]	(289)	(183)	(106)
Interest bearing deposits in banks, federal funds sold, and money market mutual funds	209	20	189
Loans[2]	722	888	(166)
Total interest income	767	(2)	769
Interest Expense
Interest bearing demand deposits	157	10	147
Savings deposits	(9)	9	(18)
Time deposits	(95)	(49)	(46)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	(5)	2	(7)
Long-term securities sold under agreements to repurchase	(1)	(4)	3
Federal Home Loan Bank advances	(132)	(106)	(26)
Subordinated notes payable to unconsolidated trusts	56	-	56
Total interest expense	(29)	(138)	109
Net interest income	$796	$136	$660
Percentage change	100.0%	17.1%	82.9%

1The changes that are not solely due to rate or volume are allocated on a percentage basis using the absolute values of rate and volume variances as a basis for allocation.

2Income stated at fully tax equivalent basis using the marginal corporate Federal tax rate of 21% for 2018 and 35% for 2017.

Provision for Loan Losses

The provision for loan losses represents charges or credits to earnings that are necessary to maintain an allowance for loan losses at an adequate level to cover credit losses specifically identified in the loan portfolio, as well as management’s best estimate of incurred probable loan losses in the remainder of the portfolio at the balance sheet date. The credit quality of the Company’s loan portfolio continued recent trends of improvement during the current quarter, as certain credit quality metrics further improved upon recent quarterly bests.

The Company recorded a credit to the provision for loan losses in the amount of $261 thousand for the current quarter and a provision of $580 thousand for the year-ago quarter. The allowance for loan losses as a percentage of outstanding loans was 0.94% at March 31, 2018 compared to 0.94% and 0.96% at year-end 2017 and March 31, 2017, respectively. The credit to the provision for the current quarter was driven by net recoveries of $226 thousand and improvement in the overall credit quality of the loan portfolio. Net recoveries in the current quarter include $219 thousand from a real estate development project. The Company recorded a total of $2.4 million in principal charge-offs primarily between 2010 and 2012 related to this project. Recoveries in the current quarter bring the total recoveries related to this project to $2.1 million and the Company anticipates it could receive an additional $332 thousand in recoveries related to this credit. The timing and amount of these possible recoveries are subject to change and are dependent on the price and volume of lots sold by the developer; however, the Company expects to receive the recoveries in the second quarter of 2018. The provision in the first quarter of 2017 was driven by net charge-offs of $417 thousand primarily due to a $405 thousand charge-off on one larger-balance credit.

Overall credit quality metrics of the loan portfolio have continued to improve. Nonperforming loans, impaired loans, loans graded as substandard or below, and watch list loans have each declined when compared with a year earlier even though total loans outstanding have increased $45.6 million, or 4.6%, over that period of time. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2018	2017	Increase (Decrease)%
Service charges and fees on deposits	$1,912	$1,958	$(46)	(2.3)%
Allotment processing fees	720	715	5	0.7
Other service charges, commissions, and fees	1,372	1,372	-	-
Trust income	789	704	85	12.1
Net loss on sale of available for sale investment securities	-	(9)	9	(100.0)
Gain on sale of mortgage loans, net	95	154	(59)	(38.3)
Income from company-owned life insurance	293	235	58	24.7
Other	20	122	(102)	(83.6)
Total noninterest income	$5,201	$5,251	$(50)	(1.0)%

The more significant items impacting noninterest income in the comparison are included below.

Service charges and fees on deposits were down due to lower dormant account fees of $73 thousand, or 10.9%, partially offset by higher overdraft fees of $29 thousand, or 3.2%. Dormant fees were down primarily due to a decline in certain savings account balances. The increase in overdraft fees was driven by higher volume and customer activity.

Allotment processing fees include $54 thousand related to an extra processing period during the current quarter due to the timing of scheduled transactions, which more than offset the overall reduction in processing volume. Volume declines in the comparison were primarily due to a customer that was acquired by a company that has the ability to do its own payment processing at the end of the first quarter of 2017. Allotment processing fees continued to be affected by lower processing volume stemming from the U.S. Department of Defense policy that became effective January 1, 2015, restricting the types of purchases active service members are able to make using the military allotment system for payment. The rate of decline in allotment processing fees began to subside during 2017, as existing contracts for the types of purchases affected by the new policy have steadily decreased and the Company continues its efforts to diversify its customer base and expand its payment processing options.

The increase in trust income was driven by a revision of fee schedules and an increase in the market value of accounts. The Company standardized the fee schedules for its trust services following the consolidation of its subsidiaries in 2017. The new fee schedule became effective for new customer accounts during the second quarter of 2017 and effective for existing accounts as of January 1, 2018, resulting in higher overall fee rates. Tax preparation fees related to annual fiduciary returns were up $22 thousand.

Net gains on the sale of mortgage loans were down in the comparisons mainly due to lower sales volume, partially offset by an increase in fees earned per loan sold beginning in 2018. Sales of mortgage loans decreased $4.0 million, or 62.3%, compared to the first quarter of 2017. The decrease in sales activity is mainly the result of the Company retaining a limited amount of certain mortgage loans that meet specific criteria in order to grow its loan portfolio. The increase in income from company-owned life insurance in the comparison is primarily due to a tax-free death benefit received in excess of the cash surrender value during the quarter of $67 thousand.

Other noninterest income during the current quarter includes a net unrealized loss on equity securities of $55 thousand related to the adoption of Accounting Standards Update (“ASU”) 2016-01 at the beginning of 2018 which requires equity investments to be measured at fair value with changes in the fair value recognized through net income. Prior to 2018, changes in the fair value of equity securities were recognized through accumulated other comprehensive income.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

Three Months Ended March 31, (In thousands)	2018	2017	Increase (Decrease)%
Salaries and employee benefits	$7,490	$7,860	$(370)	(4.7)%
Occupancy expenses, net	1,254	1,214	40	3.3
Equipment expenses	601	553	48	8.7
Data processing and communication expenses	1,083	1,293	(210)	(16.2)
Bank franchise tax	500	557	(57)	(10.2)
Deposit insurance expenses	126	137	(11)	(8.0)
Other real estate expenses, net	117	74	43	58.1
Other	1,947	1,841	106	5.8
Total noninterest expense	$13,118	$13,529	$(411)	(3.0)%

Noninterest expense for the first quarter of the prior year includes $472 thousand related to the consolidation of the Company’s subsidiaries that was completed during the first quarter of 2017. The more significant items impacting noninterest expense in the comparison are included below.

The decrease in salaries and employee benefits was led by a decline in salaries and related payroll taxes of $302 thousand, or 4.8%, which reflects a reduction in workforce related to the subsidiary consolidation plan completed during the first quarter of 2017. The Company had 424 full time equivalent employees at March 31, 2018, down from 443 a year ago. Salaries and employee benefits for the first quarter of 2017 include severance pay expense of $301 thousand. There were no similar expenses during the first quarter of 2018. Benefit expenses were up $131 thousand, or 12.9%, primarily due to higher claims activity of the Company’s self-funded health insurance plan of $111 thousand, or 10.1%. Accruals related to the Company’s incentive payment plans increased $100 thousand, or 46.8% in the comparison.

In connection with the merger of certain of its subsidiaries in February 2017, the Company revalued its postretirement medical benefits plan liability due to the reduction in workforce. This resulted in a curtailment gain of $417 thousand, which is recorded in other noninterest expense, and prior service costs of $66 thousand, which is recorded in salaries and employee benefits, for a net gain of $351 thousand at the time of curtailment during the first quarter of 2017.

The decline in data processing and communication expenses was primarily due to $127 thousand related to the consolidation of subsidiaries in the first quarter of 2017. The reduction in deposit insurance expense in the comparison is primarily due to a refinement of the accrual in the current quarter. Other noninterest expenses also includes a reduction in supplies expense of $95 thousand, or 52.6%, due to $21 thousand in the year-ago quarter related to the consolidation and the timing of the replenishment of operational supplies and a decline in legal expenses of $47 thousand or 55.3%.

Income Taxes

Income tax expense was $1.2 million for the current quarter, a decrease of $116 thousand, or 9.1%, compared to $1.3 million for the first quarter of 2017. The effective income tax rates were 17.1% and 27.7% for the current and year-ago quarters, respectively. Tax expense and the effective tax rate declined as a result of the decrease in the top Federal income tax rate from 35% to 21% that went into effect in 2018.

FINANCIAL CONDITION

Total assets were $1.7 billion at March 31, 2018, an increase of $12.1 million, or 0.7%, from year-end 2017, led by an increase in cash and cash equivalents of $32.8 million, partially offset by a decline in investment securities of $20.4 million. Liabilities were up $11.4 million, or 0.8%, and equity increased $675 thousand, or 0.3%, in the comparison. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	March 31, 2018	December 31, 2017	Increase (Decrease)%
Cash and cash equivalents	$153,221	$120,408	$32,813	27.3%
Investment securities	407,213	427,617	(20,404)	(4.8)
Loans, net of allowance of $9,748 and $9,783	1,025,721	1,025,480	241	0.0
Other real estate owned	5,087	5,489	(402)	(7.3)
Other assets	94,745	94,878	(133)	(0.1)
Total assets	$1,685,987	$1,673,872	$12,115	0.7%

Deposits	$1,394,091	$1,379,903	$14,188	1.0%
Securities sold under agreements to repurchase	33,343	34,252	(909)	(2.7)
Other borrowings	36,942	36,985	(43)	(0.1)
Other liabilities	27,583	29,379	(1,796)	(6.1)
Total liabilities	1,491,959	1,480,519	11,440	0.8

Common stock	940	940	-	-
Capital surplus	52,278	52,201	77	0.1
Retained earnings	148,535	143,778	4,757	3.3
Accumulated other comprehensive loss	(7,725)	(3,566)	(4,159)	116.6
Total shareholders’ equity	194,028	193,353	675	0.3
Total liabilities and shareholders’ equity	$1,685,987	$1,673,872	$12,115	0.7%

End of period tangible book value per common share[1]	$25.80	$25.72	$.08	0.3%
End of period per common share closing price	39.95	38.50	1.45	3.8

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Cash and cash equivalents increased as the result of net proceeds from sales, maturities, and calls of investment securities and an increase in deposits. Deposits were up primarily from higher noninterest bearing demand deposits and savings deposits. Noninterest bearing demand deposits includes $12.3 million received at the end of the quarter related to a single business customer. These funds were temporary and transferred out of the account following quarter-end.

Shareholders’ equity was up primarily due to net income of $5.6 million, partially offset by other comprehensive loss of $4.1 million and dividends declared on common stock of $940 thousand. Other comprehensive loss was driven by an increase in the after-tax unrealized loss of $4.1 million related to the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity, as a short-term holding prior to subsequent movement into other investments with higher yields, or for other purposes. At March 31, 2018, temporary investments were $131 million, an increase of $36.3 million, or 38.2%, from year-end 2017.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale debt securities. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $407 million at March 31, 2018, a decrease of $20.4 million, or 4.8%, compared to $428 million at year-end 2017.

The decline in investment securities was driven by net maturities, calls, and sales totaling $14.5 million, lower pre-tax market values related to the available for sale portfolio of $5.2 million, and net premium amortization of $630 thousand. The decrease in the market value of the available for sale portfolio correlates with an overall increase in market interest rates during the quarter. As market interest rates rise, the value of fixed rate investments generally declines.

Loans

Loans were $1.0 billion at March 31, 2018, relatively unchanged compared to year-end 2017 despite early payoffs of several larger-balance loans totaling $11.8 million in the aggregate. The loan portfolio has grown in nine of the last twelve quarter and is at the highest level since the second quarter of 2012.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $709 thousand and $732 thousand in the aggregate during the first quarter of 2018 and 2017, respectively. The average amount of the purchased loans was $118 thousand for 2018 and $122 thousand for 2017.

The composition of the loan portfolio is summarized in the table below.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$131,376	12.7%	$129,181	12.5%
Real estate mortgage – residential	351,838	34.0	355,304	34.3
Real estate mortgage – farmland and other commercial enterprises	440,680	42.6	432,321	41.8
Commercial, financial, and agriculture	104,018	10.0	110,542	10.7
Installment	7,557	.7	7,915	.7
Total	$1,035,469	100.0%	$1,035,263	100.0%

On an average basis, loans represented 65.7% of earning assets for the first three months of 2018, an increase of 244 basis points compared to 63.3% for the full year of 2017. The increase in the level of loans as a percentage of earning assets reflects the overall growth in the loan portfolio over the past year combined with a decrease in investment securities. The increase in loans in recent periods has been funded primarily by cash flows from the investment portfolio. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

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

The allowance for loan losses was $9.7 million, or 0.94% of outstanding loans, at March 31, 2018, a decline of $35 thousand compared to $9.8 million, or 0.94% of loans outstanding, at year-end 2017. The allowance as a percentage of loans outstanding was unchanged from the prior year-end as the result of net recoveries of $226 thousand, which nearly offsets the credit to the provision for loan losses of $261 thousand for the quarter and a relatively unchanged loan balance. As a percentage of nonperforming loans, the allowance for loan losses was 64.4% at March 31, 2018 compared to 63.7% at year-end 2017. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans as discussed further below.

Nonperforming loans include $11.4 million of accruing restructured loans, which represents 75.4% of total nonperforming loans at March 31, 2018. At year-end 2017, this amount was $11.5 million, or 74.7%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate resulting from the restructuring. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $3.2 million, or 14.1%, and $3.2 million, or 13.8% of such loans, at March 31, 2018 and year-end 2017, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 262% and 252% for the current quarter-end and year-end 2017, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2017 continued during the first three months of 2018. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best level in the last three years.

(In thousands)	March 31, 2018	December 31, 2017	March 31, 2017	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$15,141	$15,369	$27,736	$34,193	$15,141
Nonaccrual loans	3,719	3,887	5,182	9,921	3,719
Loans past due 30-89 days and still accruing	2,598	2,099	1,453	2,719	588
Loans graded substandard or below	30,035	30,121	35,855	48,985	30,035
Impaired loans	22,477	23,141	39,732	43,395	22,477
Loans, net of unearned income	1,035,469	1,035,263	989,833	1,035,469	933,305

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

Nonperforming loans were $15.1 million at March 31, 2018, a decrease of $228 thousand or, 1.5%, compared to $15.4 million at year-end 2017. Nonaccrual loans and accruing restructured loans decreased $168 thousand, or 4.3%, and $60 thousand, or 0.5%, respectively. Loan payments include $348 thousand related to nonaccrual loans during the first three months of 2018.

Accruing restructured loans make up $11.4 million, or 75.4%, of the Company’s nonperforming loans at March 31, 2018 compared with $3.7 million, or 24.6%, related to nonaccrual loans. Additionally, two larger balance credits account for $10.3 million, or 89.8%, of total restructured loans. Nonaccrual loans have decreased to the lowest level since the second quarter of 2007 and are down $60.0 million, or 94.2%, from their peak of $63.7 million in the second quarter of 2011.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	March 31, 2018	December 31, 2017
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$150	$151
Real estate mortgage – residential	1,636	1,763
Real estate mortgage – farmland and other commercial enterprises	1,738	1,752
Commercial
Commercial and industrial	30	53
Consumer
Unsecured	165	168
Total nonaccrual loans	$3,719	$3,887

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$1,597	$1,955
Real estate mortgage – residential	5,648	5,326
Real estate mortgage – farmland and other commercial enterprises	3,682	3,703
Commercial
Commercial and industrial	369	370
Consumer
Unsecured	126	128
Total restructured loans	$11,422	$11,482

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$15,141	$15,369

Ratio of total nonperforming loans to total loans	1.5%	1.5%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2018 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2017	$3,887	$11,482
Additions	291	-
Principal paydowns	(348)	(60)
Charge-offs	(111)	-
Balance at March 31, 2018	$3,719	$11,422

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $31.9 million and $32.7 million at March 31, 2018 and year-end 2017, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At March 31, 2018, the five largest potential problem credits were $7.8 million in the aggregate compared to $9.3 million at year-end 2017.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At March 31, 2018, OREO was $5.1 million, a decrease of $402 thousand, or 7.3%, compared to $5.5 million at year-end 2017. The decrease was driven by sales activity, including the sale of two related real estate development properties that sold for $223 thousand with a related loss of $4 thousand. OREO has declined $47.5 million or 90.3% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2018 follows.

(In thousands)	Amount
Balance at December 31, 2017	$5,489
Transfers from loans and other increases	104
Proceeds from sales	(430)
Loss on sales, net	(43)
Write-downs	(33)
Balance at March 31, 2018	$5,087

Deposits

A summary of the Company’s deposits are as follows for the periods indicated:

	End of Period			Average
(In thousands)	March 31, 2018	December 31, 2017	Increase (Decrease)	Three Months March 31, 2018	Twelve Months December 31, 2017	Increase (Decrease)
Noninterest Bearing	$375,645	$361,855	$13,790	$350,183	$347,355	$2,828

Interest Bearing
Demand	381,253	379,027	2,226	381,339	356,023	25,316
Savings	424,494	416,163	8,331	426,007	418,507	7,500
Time	212,699	222,858	(10,159)	218,799	245,215	(26,416)
Total interest bearing	1,018,446	1,018,048	398	1,026,145	1,019,745	6,400

Total Deposits	$1,394,091	$1,379,903	$14,188	$1,376,328	$1,367,100	$9,228

The increase in total end of period deposits was driven by higher noninterest bearing demand, savings, and interest bearing demand deposits of $13.8 million, or 3.8%, $8.3 million, or 2.0%, and $2.2 million, or 0.6%, respectively. Noninterest bearing demand deposits includes $12.3 million received at the end of the quarter related to a single business customer. These funds were temporary and transferred out of the account following quarter-end. Time deposits decreased $10.2 million, or 4.6%. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to minimize overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been moved into noninterest bearing demand or lower-rate interest bearing demand or savings accounts by the customer. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $70.3 million at March 31, 2018, down $952 thousand, or 1.3%, from year-end 2017. The decrease in borrowed funds was driven by securities sold under agreements to repurchase, which were $33.3 million at quarter-end, down $909 thousand, or 2.7%, from year-end 2017. Securities sold under agreements to repurchase represent funds that have been swept out of the deposit accounts into repurchase agreements to facilitate the needs of certain qualifying customers, primarily commercial. Such transactions are accounted for as secured borrowings.

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

Payments of dividends to the Parent Company by the Bank are subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Capital ratios at the Bank exceed regulatory established “well-capitalized” status at March 31, 2018 under the prompt corrective action regulatory framework. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Parent Company had cash and cash equivalents of $60.3 million and $61.6 million at March 31, 2018 and year-end 2017, respectively. Significant cash transactions include $939 thousand and $242 thousand for the payment of dividends on common stock and interest on subordinated notes payable, respectively.

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

As of March 31, 2018, the Company had $419 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $406 million at year-end 2017.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and cash equivalents, available for sale debt securities, and equity investment securities. At March 31, 2018, consolidated liquid assets were $557 million, up $12.4 million, or 2.3%, compared to $545 million at year-end 2017. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $5.6 million and $5.9 million for the first three months of 2018 and 2017, respectively. This represents a decrease of $298 thousand, or 5.0%. Net cash provided by investing activities was $14.8 million for the first three months of 2018 compared to net cash used in investing activities of $34.0 million for the first quarter of 2017. The change was primarily driven by investment securities activity and loan activity. The Company had net cash proceeds of $14.5 million related to investment securities for 2018, up $26.1 million compared with the year-ago period. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. For loans, the Company had cash inflows representing overall net principal collections of $115 thousand for 2018 compared to net principal advances of $18.4 million a year earlier.

Net cash provided by financing activities was $12.3 million and $10.1 million for the first three months of 2018 and 2017, respectively. This represents an increase of $2.2 million, or 21.9%, driven primarily by long and short-term securities sold under agreements to repurchase activity. For 2018, the Company had net proceeds from long-term securities sold under agreements to repurchase of $1 thousand, compared to net repayments of $5.0 million in 2017. Short-term securities sold under agreements to repurchase declined $910 thousand during the first three months of 2018, down $1.4 million compared to a decrease of $2.3 million in the year-ago period. Deposits were up $14.2 million during 2018 compared to an $18.2 million increase for the first three months of 2017.

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

CAPITAL RESOURCES

Shareholders’ equity was $194 million at March 31, 2018, an increase of $675 thousand, or 0.3%, compared to $193 million at year-end 2017. The increase in shareholders’ equity was driven by net income of $5.6 million, partially offset by higher accumulated other comprehensive loss of $4.2 million, and dividends declared on common stock of $940 thousand. The increase in accumulated other comprehensive loss is primarily due to a $4.1 million after-tax decline in the market value of the available for sale investment securities portfolio, which correlates with an overall increase in market interest rates during the quarter. As market interest rates rise, the value of fixed rate investments generally declines.

At March 31, 2018, the Company’s tangible common equity ratio was 11.51%, a decrease of 4 basis points compared to 11.55% at year-end 2017. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets, which excludes intangible assets.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which began being phased in during 2016), and changes to how regulatory capital is defined. At March 31, 2018, the Company and the Bank met the minimum capital ratios and a fully phased-in capital conservation buffer under the rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary bank are presented in the following table for the dates indicated.

	March 31, 2018				December 31, 2017
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	17.07%	19.82%	20.65%	13.99%	16.56%	19.30%	20.12%	13.75%
United Bank & Capital Trust Company	14.63	14.63	15.47	10.47	14.05	14.05	14.88	10.13

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

At March 31, 2018, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would decrease 0.16% and 0.37%, respectively, for the year ending December 31, 2018 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.02% and 0.06%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2018 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2018, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

In the three months ended March 31, 2018, the Company issued a total of 447 shares of common stock to its non-employee directors under this plan as compensation for $18 thousand of director fees. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended March 31, 2018. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

Item 6. Exhibits

List of Exhibits

2.1

Agreement and Plan of Merger dated April 19, 2018 by and between WesBanco, Inc., WesBanco Bank, Inc., Farmers Capital Bank Corporation, and United Bank & Capital Trust Company (incorporated by reference to the Current Report on Form 8-K filed April 20, 2018 (File No. 000-14412)).

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

Date:	May 7, 2018	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	May 7, 2018	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)