Form 10-Q
period 2018-06-30
FARMERS CAPITAL BANK CORP
filed 2018-08-06
CIK 713095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 OR 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Common stock, par value $0.125 per share

7,521,430 shares outstanding at August 1, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets	3
Unaudited Condensed Consolidated Statements of Income	4
Unaudited Condensed Consolidated Statements of Comprehensive Income	5
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	6
Unaudited Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	54

SIGNATURES	56

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share and per share data)	2018	2017
Assets
Cash and cash equivalents:
Cash and due from banks	$23,922	$25,581
Interest bearing deposits in other banks	31,303	58,154
Money market mutual funds	38,021	36,673
Total cash and cash equivalents	93,246	120,408
Investment securities:
Available for sale, amortized cost of $391,093 (2018) and $427,831 (2017)	379,979	423,318
Equity investments, amortized cost of $1,581 (2018) and $864 (2017)	1,573	935
Held to maturity, fair value of $2,868 (2018) and $3,478 (2017)	2,837	3,364
Total investment securities	384,389	427,617
Loans, net of unearned income	1,064,215	1,035,263
Allowance for loan losses	(10,001)	(9,783)
Loans, net	1,054,214	1,025,480
Premises and equipment, net	31,434	30,928
Company-owned life insurance	30,944	30,817
Other real estate owned	4,031	5,489
Other assets	33,704	33,133
Total assets	$1,631,962	$1,673,872
Liabilities
Deposits:
Noninterest bearing	$357,657	$361,855
Interest bearing	977,130	1,018,048
Total deposits	1,334,787	1,379,903
Securities sold under agreements to repurchase	33,532	34,252
Federal Home Loan Bank advances	3,392	3,479
Subordinated notes payable to unconsolidated trusts	33,506	33,506
Dividends payable, common stock	940	939
Other liabilities	27,913	28,440
Total liabilities	1,434,070	1,480,519
Shareholders’ Equity
Common stock, par value $.125 per share; 14,608,000 shares authorized; 7,521,101 and 7,517,446 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	940	940
Capital surplus	52,348	52,201
Retained earnings	153,442	143,778
Accumulated other comprehensive loss	(8,838)	(3,566)
Total shareholders’ equity	197,892	193,353
Total liabilities and shareholders’ equity	$1,631,962	$1,673,872

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Interest Income
Interest and fees on loans	$13,038	$12,106	$25,507	$23,828
Interest on investment securities:
Taxable	2,023	1,984	4,048	3,884
Nontaxable	449	579	924	1,170
Interest on deposits in other banks	280	128	549	270
Interest on federal funds sold and money market mutual funds	142	33	248	57
Total interest income	15,932	14,830	31,276	29,209
Interest Expense
Interest on deposits	614	523	1,200	1,056
Interest on securities sold under agreements to repurchase	20	16	39	41
Interest on Federal Home Loan Bank advances	27	129	55	289
Interest on subordinated notes payable to unconsolidated trusts	305	213	559	411
Total interest expense	966	881	1,853	1,797
Net interest income	14,966	13,949	29,423	27,412
Provision for loan losses	127	(499)	(134)	81
Net interest income after provision for loan losses	14,839	14,448	29,557	27,331
Noninterest Income
Service charges and fees on deposits	1,897	2,012	3,809	3,970
Allotment processing fees	677	651	1,397	1,366
Other service charges, commissions, and fees	1,490	1,328	2,862	2,700
Trust income	695	626	1,484	1,330
Net loss on sales of available for sale investment securities	-	(1)	-	(10)
Net realized gain on sales of equity investment securities	808	-	808	-
Gains on sale of mortgage loans, net	104	189	199	343
Income from company-owned life insurance	213	221	506	456
Other	89	76	109	198
Total noninterest income	5,973	5,102	11,174	10,353
Noninterest Expense
Salaries and employee benefits	7,410	7,475	14,900	15,335
Occupancy expenses, net	1,177	1,135	2,431	2,349
Equipment expenses	678	599	1,279	1,152
Data processing and communication expenses	1,055	1,093	2,138	2,386
Bank franchise tax	525	609	1,025	1,166
Deposit insurance expense	116	130	242	267
Other real estate expenses, net	522	326	639	400
Other	2,179	1,979	4,126	3,820
Total noninterest expense	13,662	13,346	26,780	26,875
Income before income taxes	7,150	6,204	13,951	10,809
Income tax expense	1,303	1,722	2,463	2,998
Net income	$5,847	$4,482	$11,488	$7,811
Per Common Share
Net income – basic and diluted	$.78	$.60	$1.53	$1.04
Cash dividends declared	.125	.10	.25	.20
Weighted Average Common Shares Outstanding
Basic and diluted	7,520	7,512	7,519	7,511

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net Income	$5,847	$4,482	$11,488	$7,811
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available for sale securities arising during the period, net of tax of $(294), $716, $(1,387) and $1,226, respectively	(1,112)	1,329	(5,214)	2,277

Reclassification adjustment for net realized loss included in net income, net of tax of $-, $-, $- and $(3), respectively	-	1	-	7

Change in unfunded portion of postretirement benefit obligation, net of tax of $-, $5, $- and $36, respectively	(1)	9	(2)	68

Other comprehensive (loss) income	(1,113)	1,339	(5,216)	2,352
Comprehensive income	$4,734	$5,821	$6,272	$10,163

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)					Accumulated
					Other	Total
Six months ended	Common Stock		Capital	Retained	Comprehensive	Shareholders’
June 30, 2018 and 2017	Shares	Amount	Surplus	Earnings	(Loss) Income	Equity
Balance at January 1, 2018	7,517	$940	$52,201	$143,778	$(3,566)	$193,353
Net income	-	-	-	11,488	-	11,488
Other comprehensive loss	-	-	-	-	(5,216)	(5,216)
Adoption of Accounting Standards Update 2016-01	-	-	-	56	(56)	-
Cash dividends declared – common, $.25 per share	-	-	-	(1,880)	-	(1,880)
Shares issued under director compensation plan	1	-	36	-	-	36
Shares issued pursuant to employee stock purchase plan	3	-	95	-	-	95
Expense related to employee stock purchase plan	-	-	16	-	-	16
Balance at June 30, 2018	7,521	$940	$52,348	$153,442	$(8,838)	$197,892

Balance at January 1, 2017	7,509	$939	$51,885	$134,650	$(3,408)	$184,066
Net income	-	-	-	7,811	-	7,811
Other comprehensive income	-	-	-	-	2,352	2,352
Cash dividends declared – common, $.20 per share	-	-	-	(1,502)	-	(1,502)
Shares issued under director compensation plan	1	-	46	-	-	46
Shares issued pursuant to employee stock purchase plan	3	-	87	-	-	87
Expense related to employee stock purchase plan	-	-	16	-	-	16
Balance at June 30, 2017	7,513	$939	$52,034	$140,959	$(1,056)	$192,876

See accompanying notes to unaudited condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, (In thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$11,488	$7,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,654	1,740
Net premium amortization of investment securities:
Available for sale	1,199	1,694
Held to maturity	27	27
Provision for loan losses	(134)	81
Deferred income tax (benefit) expense	(16)	18
Noncash employee stock purchase plan expense	16	16
Noncash director fee compensation	36	46
Mortgage loans originated for sale	(5,475)	(12,088)
Proceeds from sale of mortgage loans	5,604	13,793
Gain on sale of mortgage loans, net	(199)	(343)
(Gain) loss on disposal of premises and equipment, net	(19)	50
Net loss on sale and write downs of other real estate	571	278
Net loss on sales of available for sale investment securities	-	10
Net realized gain on sales of equity investment securities	(808)	-
Unrealized loss on equity investment securities	79	-
Curtailment gain on postretirement benefits plan liability	-	(351)
Increase in cash surrender value of company-owned life insurance	(426)	(437)
Death benefits in excess of cash surrender value on company-owned life insurance	(67)	-
Decrease in accrued interest receivable	138	312
Decrease in other assets	1,360	1,816
Increase (decrease) in accrued interest payable	135	(42)
Decrease in other liabilities	(664)	(1,049)
Net cash provided by operating activities	14,499	13,382
Cash Flows from Investing Activities
Proceeds from maturities and calls investment securities:
Available for sale	37,833	60,210
Held to maturity	500	-
Purchase of available for sale investment securities	(2,621)	(41,274)
Purchase of equity investment securities	(717)	(12)
Proceeds from cancelation of cost method investment securities	239	666
Purchase of cost method investment securities	-	(4,236)
Loans originated for investment greater than principal collected, net	(29,921)	(16,711)
Purchase of loans held for investment	(1,206)	(1,804)
Principal collected on purchased loans	2,681	1,329
Proceeds from death benefits of company-owned life insurance	366	-
Purchase of premises and equipment	(2,072)	(1,462)
Proceeds from sale of other real estate	929	1,761
Proceeds from disposal of premises and equipment	35	-
Net cash provided by (used in) investing activities	6,046	(1,533)
Cash Flows from Financing Activities
Net decrease in deposits	(45,116)	(17,069)
Net decrease in short-term securities sold under agreements to repurchase	(468)	(3,548)
Proceeds from long-term securities sold under agreements to repurchase	2	5
Repayments of long-term securities sold under agreements to repurchase	(254)	(258)
Repayments of Federal Home Loan Bank advances	(87)	(5,084)
Dividends paid, common stock	(1,879)	(1,502)
Shares issued under employee stock purchase plan	95	87
Net cash used in financing activities	(47,707)	(27,369)
Net decrease in cash and cash equivalents	(27,162)	(15,520)
Cash and cash equivalents at beginning of year	120,408	113,534
Cash and cash equivalents at end of period	$93,246	$98,014

Unaudited Condensed Consolidated Statements of Cash Flows—(Continued)

Six months ended June 30, (In thousands)	2018	2017
Supplemental Disclosures
Cash paid during the period for:
Interest	$1,718	$1,839
Income Taxes	2,150	1,835
Transfers from loans to other real estate	-	339
Sale and financing of other real estate	84	2,792
Cash dividends payable, common	940	751

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

3. Accumulated Other Comprehensive (Loss) Income

The following table presents changes in accumulated other comprehensive (loss) income (“AOCI”) by component, net of tax, for the periods indicated. The table for the six-month period comparison includes a $56 thousand cumulative-effect adjustment from AOCI to retained earnings related to the adoption of Accounting Standards Update (“ASU”) 2016-01 effective January 1, 2018. ASU 2016-01 requires changes in the fair value of the Company’s equity investments to be recognized through net income. Prior to 2018, changes in the fair value of equity securities were recognized through AOCI. Additional information related to the adoption of ASU 2016-01 can be found in Note 4 and Note 7.

Three Months Ended June 30,	2018			2017
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(7,668)	$(57)	$(7,725)	$(2,409)	$14	$(2,395)
Other comprehensive (loss) income before reclassifications	(1,112)	-	(1,112)	1,329	8	1,337
Amounts reclassified from accumulated other comprehensive income	-	(1)	(1)	1	1	2
Net current-period other comprehensive (loss) income	(1,112)	(1)	(1,113)	1,330	9	1,339
Ending balance	$(8,780)	$(58)	$(8,838)	$(1,079)	$23	$(1,056)

Six Months Ended June 30,	2018			2017
(In thousands)	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total	Unrealized Gains (Losses) on Available for Sale Investment Securities	Postretirement Benefit Obligation	Total
Beginning balance	$(3,510)	$(56)	$(3,566)	$(3,363)	$(45)	$(3,408)
Other comprehensive (loss) income before reclassifications	(5,214)	-	(5,214)	2,277	17	2,294
Amounts reclassified from accumulated other comprehensive income	-	(2)	(2)	7	51	58
Net current-period other comprehensive (loss) income	(5,214)	(2)	(5,216)	2,284	68	2,352
Adoption of Accounting Standards Update 2016-01	(56)	-	(56)	-	-	-
Ending balance	$(8,780)	$(58)	$(8,838)	$(1,079)	$23	$(1,056)

The following table presents amounts reclassified out of accumulated other comprehensive income by component for the periods indicated. Line items in the statement of income affected by the reclassification are also presented.

	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Unrealized gains (losses) on available for sale investment securities	$-	$(1)	$-	$(10)	Net loss on sales of available for sale investment securities
	-	-	-	3	Income tax expense
	$-	$(1)	$-	$(7)	Net of tax

Amortization related to postretirement benefits
Prior service costs	$-	$-	$-	$(75)	Salaries and employee benefits
Actuarial gains (losses)	1	(2)	2	(3)	Other noninterest expense
	1	(2)	2	(78)	Total before tax
	-	1	-	27	Income tax expense
	$1	$(1)	$2	$(51)	Net of tax

Total reclassifications for the period	$1	$(2)	$2	$(58)	Net of tax

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and, in February 2018, issued an amendment for technical corrections and improvements related to this ASU. The amendments in this ASU require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). In addition, this ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Public business entities are required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public business entities, the amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU No. 2016-01 effective January 1, 2018, recorded a cumulative-effect adjustment of $56 thousand, and began using the exit price notion rather than entrance price to determine the fair value for disclosure purposes. For equity securities without a readily determinable fair value, the Company elected the practical expedient and recorded them at cost adjusted for impairment (if any), plus or minus changes resulting from observable price changes in orderly transactions. Additional information related to the cumulative-effect adjustment can be found in Note 3 and Note 7. Fair value disclosures can be found in Note 13.

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

ASU No. 2016-13 is effective for the Company in annual and interim reporting periods beginning after December 15, 2019. Although early adoption is permitted for fiscal years beginning after December 15, 2018, the Company does not plan to early adopt. The Company has been preserving certain historical loan information from its core processing system in anticipation of adopting the standard. The Company has identified a project team to assess the impact of this ASU on its consolidated financial position, results of operations, and cash flows. The project team has developed a timeline for implementing the standard, has begun working with a third party software solution provider, and has identified an independent third party for validation of the impending changes to the Company’s credit loss methodologies and processes. The team continues to assess the impact of the standard; however, the Company expects adopting this ASU will result in an increase in its allowance for loan losses. The amount of the increase in the allowance for loan losses upon adoption will be dependent upon the characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date. A cumulative effect adjustment will be made to retained earnings for the impact of the standard at the beginning of the period the standard is adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

5. Revenue From Contracts With Customers

The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” ASC Topic 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized when, or as, the Company satisfies a performance obligation. Primarily all of the Company’s revenue from contracts with customers in the scope of ASC Topic 606 is recognized within noninterest income. Net gains or losses on the sale of other real estate owned (“OREO”) are included in net other real estate expenses. The following table presents the Company’s sources of noninterest income for the three and six months ended June 30, 2018 and 2017. Amounts in the table are within the scope of ASC Topic 606 unless otherwise noted.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Service charges and fees on deposits
Overdraft fees	$968	$969	$1,924	$1,896
Dormant account fees	574	659	1,167	1,324
Service charges on checking and savings accounts	304	328	618	638
Other	51	56	100	112
Allotment processing fees	677	651	1,397	1,366
Other service charges, commissions, and fees
Interchange fees	917	808	1,744	1,589
Other[1]	573	520	1,118	1,111
Trust income	695	626	1,484	1,330
Net loss on sales of available for sale investment securities[2]	-	(1)	-	(10)
Net gain on sales of equity investment securities[2]	808	-	808	-
Gain on sale of mortgage loans, net[2]	104	189	199	343
Income from company-owned life insurance[2]	213	221	506	456
Other	89	76	109	198
Total noninterest income	$5,973	$5,102	$11,174	$10,353

1Includes fees totaling $147 thousand and $139 thousand for the three months ended June 30, 2018 and 2017, respectively, and $289 thousand and $272 thousand for the six months ended June 30, 2018 and 2017, respectively, which are primarily servicing fees on loans originated for sale on the secondary market and are not within the scope of ASC Topic 606.

2Not within the scope of ASC Topic 606.

Net other real estate expenses include a net loss on the sale of OREO of $33 thousand and $43 thousand for the three months ended June 30, 2018 and 2017, respectively, and a net loss of $76 thousand and a net gain of $72 thousand for the six months ended June 30, 2018 and 2017, respectively.

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

6. Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted average total number of common shares issued and outstanding. There were no dilutive instruments at June 30, 2018 and 2017.

Net income per common share computations were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017

Net income, basic and diluted	$5,847	$4,482	$11,488	$7,811

Average common shares issued and outstanding, basic and diluted	7,520	7,512	7,519	7,511

Net income per common share, basic and diluted	$.78	$.60	$1.53	$1.04

7. Investment Securities

Equity Securities

Equity securities consist of money market mutual funds classified as cash and cash equivalents on the balance sheet and mutual funds and equity securities in the investment portfolio of the Company’s captive insurance subsidiary. Money market mutual funds were $38.0 million and $36.7 million at June 30, 2018 and December 31, 2017, respectively. The Company held $1.6 million and $935 thousand in mutual funds and equity securities recorded at fair value at June 30, 2018 and December 31, 2017, respectively.

Effective January 1, 2018, the Company adopted ASU 2016-01, which requires the Company to recognize changes in the fair value of its equity securities through net income. Prior to 2018, changes in the fair value of equity securities were recognized through AOCI. At December 31, 2017, unrealized gains, net of tax, of $56 thousand were recognized in AOCI. At the beginning of 2018, the Company made a cumulative-effect adjustment to reclassify those gains out of AOCI and into retained earnings. During the three and six months ended June 30, 2018, the Company recognized unrealized losses of $24 thousand and $79 thousand, respectively, on the equity securities held at June 30, 2018, which was recorded in other noninterest income. Net realized gain on sales of equity securities during 2018 consist of a realized gain of $808 thousand related to the sale of 7,672 shares of Visa Class B stock held at a no cost basis and no realized losses. The Company holds no additional shares of the VISA Class B stock.

Debt Securities

The Company’s debt securities are classified as available for sale or held to maturity. The following tables summarize the amortized costs and estimated fair value of the Company’s debt securities at June 30, 2018 and December 31, 2017.

June 30, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$34,676	$5	$857	$33,824
Obligations of states and political subdivisions	105,616	263	2,450	103,429
Mortgage-backed securities – residential	178,426	242	5,830	172,838
Mortgage-backed securities – commercial	49,387	-	2,478	46,909
Asset-backed securities	15,493	32	26	15,499
Corporate debt securities	7,495	22	37	7,480
Total securities – available for sale	$391,093	$564	$11,678	$379,979
Held To Maturity
Obligations of states and political subdivisions	$2,837	$31	$-	$2,868

December 31, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available For Sale
Obligations of U.S. government-sponsored entities	$43,601	$44	$437	$43,208
Obligations of states and political subdivisions	114,960	562	1,273	114,249
Mortgage-backed securities – residential	195,605	523	2,735	193,393
Mortgage-backed securities – commercial	50,518	42	1,208	49,352
Asset-backed securities	15,569	9	4	15,574
Corporate debt securities	7,578	1	37	7,542
Total securities – available for sale	$427,831	$1,181	$5,694	$423,318
Held To Maturity
Obligations of states and political subdivisions	$3,364	$114	$-	$3,478

Debt securities with a carrying value of $207 million and $214 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, repurchase agreements, and for other purposes.

The amortized cost and estimated fair value of the debt securities portfolio at June 30, 2018, by contractual maturity, are detailed below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately due to the nature of payment and prepayment characteristics of these securities, as principal is not due at a single date.

	Available For Sale		Held To Maturity
	Amortized	Estimated	Amortized	Estimated
June 30, 2018 (In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$19,847	$19,828	$-	$-
Due after one year through five years	53,443	52,717	-	-
Due after five years through ten years	51,363	49,493	732	748
Due after ten years	38,627	38,194	2,105	2,120
Mortgage-backed securities	227,813	219,747	-	-
Total	$391,093	$379,979	$2,837	$2,868

Gross realized gains and losses on the sale of available for sale debt securities are presented in the table below for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	1	-	10
Net realized loss	$-	$(1)	$-	$(10)

Debt securities with unrealized losses at June 30, 2018 and December 31, 2017 not recognized in income are presented in the tables below. The tables segregate debt securities that have been in a continuous unrealized loss position for less than twelve months from those that have been in a continuous unrealized loss position for twelve months or more. The tables also include the fair value of the related securities.

	Less than 12 Months		12 Months or More		Total
June 30, 2018 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$10,175	$282	$22,987	$575	$33,162	$857
Obligations of states and political subdivisions	50,261	1,051	33,147	1,399	83,408	2,450
Mortgage-backed securities – residential	74,287	2,010	90,087	3,820	164,374	5,830
Mortgage-backed securities – commercial	14,509	611	32,400	1,867	46,909	2,478
Asset-backed securities	3,729	26	-	-	3,729	26
Corporate debt securities	3,102	34	248	3	3,350	37
Total	$156,063	$4,014	$178,869	$7,664	$334,932	$11,678

	Less than 12 Months		12 Months or More		Total
December 31, 2017 (In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government-sponsored entities	$11,544	$43	$25,298	$394	$36,842	$437
Obligations of states and political subdivisions	40,402	413	33,965	860	74,367	1,273
Mortgage-backed securities – residential	77,312	481	99,986	2,254	177,298	2,735
Mortgage-backed securities – commercial	7,758	62	34,139	1,146	41,897	1,208
Asset-backed securities	1,166	4	-	-	1,166	4
Corporate debt securities	7,251	36	200	1	7,451	37
Total	$145,433	$1,039	$193,588	$4,655	$339,021	$5,694

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

The Company attributes the unrealized losses in its debt securities portfolio to changes in market interest rates and volatility. Debt securities with unrealized losses at June 30, 2018 and December 31, 2017 are performing according to their contractual terms, and the Company does not expect to incur a loss on these securities unless they are sold prior to maturity. The Company does not have the intent to sell these securities nor does it believe it is likely that it will be required to sell these securities prior to their anticipated recovery. The Company does not consider any of the securities to be impaired due to reasons of credit quality or other factors.

8. Loans and Allowance for Loan Losses

Major classifications of loans outstanding are summarized as follows:

(In thousands)	June 30, 2018	December 31, 2017

Real Estate
Real estate mortgage – construction and land development	$128,183	$129,181
Real estate mortgage – residential	350,778	355,304
Real estate mortgage – farmland and other commercial enterprises	457,014	432,321
Commercial
Commercial and industrial	87,224	63,417
States and political subdivisions	17,686	27,209
Other	16,068	19,916
Consumer
Secured	4,215	4,853
Unsecured	3,047	3,062
Total loans	1,064,215	1,035,263
Less unearned income	-	-
Total loans, net of unearned income	$1,064,215	$1,035,263

Activity in the allowance for loan losses by portfolio segment was as follows for the periods indicated:

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2018
Balance, beginning of period	$8,601	$836	$311	$9,748
Provision for loan losses	(148)	296	(21)	127
Recoveries	264	17	13	294
Loans charged off	(88)	(65)	(15)	(168)
Balance, end of period	$8,629	$1,084	$288	$10,001

Six months ended June 30, 2018
Balance, beginning of period	$8,509	$951	$323	$9,783
Provision for loan losses	(339)	249	(44)	(134)
Recoveries	605	37	40	682
Loans charged off	(146)	(153)	(31)	(330)
Balance, end of period	$8,629	$1,084	$288	$10,001

(In thousands)	Real Estate	Commercial	Consumer	Total
Three months ended June 30, 2017
Balance, beginning of period	$8,184	$864	$459	$9,507
Provision for loan losses	(546)	135	(88)	(499)
Recoveries	398	17	8	423
Loans charged off	(75)	(116)	(18)	(209)
Balance, end of period	$7,961	$900	$361	$9,222

Six months ended June 30, 2017
Balance, beginning of period	$8,205	$854	$285	$9,344
Provision for loan losses	(150)	128	103	81
Recoveries	415	66	19	500
Loans charged off	(509)	(148)	(46)	(703)
Balance, end of period	$7,961	$900	$361	$9,222

The following tables present individually impaired loans by class of loans for the dates indicated.

June 30, 2018 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$3,397	$1,428	$1,594	$3,022	$323
Real estate mortgage – residential	9,952	3,079	6,871	9,950	2,018
Real estate mortgage – farmland and other commercial enterprises	8,614	2,147	6,299	8,446	295
Commercial
Commercial and industrial	383	-	383	383	211
Other	3	-	3	3	3
Consumer
Unsecured	285	-	285	285	192
Total	$22,634	$6,654	$15,435	$22,089	$3,042

December 31, 2017 (In thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Allowance for Loan Losses Allocated
Real Estate
Real estate mortgage – construction and land development	$4,076	$1,746	$1,955	$3,701	$402
Real estate mortgage – residential	10,112	3,233	6,877	10,110	1,973
Real estate mortgage – farmland and other commercial enterprises	8,737	2,203	6,367	8,570	319
Commercial
Commercial and industrial	448	-	448	448	270
Consumer
Unsecured	312	-	312	312	218
Total	$23,685	$7,182	$15,959	$23,141	$3,182

Three Months Ended June 30,	2018			2017
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$3,463	$44	$44	$4,216	$58	$58
Real estate mortgage – residential	10,122	137	135	11,080	136	134
Real estate mortgage – farmland and other commercial enterprises	8,835	97	95	24,108	296	296
Commercial
Commercial and industrial	389	5	5	409	4	4
Other	4	-	-	26	-	-
Consumer
Unsecured	306	5	5	325	4	4
Total	$23,119	$288	$284	$40,164	$498	$496

Six Months Ended June 30,	2018			2017
(In thousands)	Average	Interest Income Recognized	Cash Basis Interest Recognized	Average	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate
Real estate mortgage – construction and land development	$3,539	$90	$88	$5,226	$134	$133
Real estate mortgage – residential	10,232	273	267	10,395	254	251
Real estate mortgage – farmland and other commercial enterprises	8,861	197	192	24,098	598	592
Commercial
Commercial and industrial	391	10	10	454	11	11
Other	2	-	-	13	-	-
Consumer
Unsecured	313	9	9	330	9	8
Total	$23,338	$579	$566	$40,516	$1,006	$995

The following tables present the balance of the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2018 and December 31, 2017.

June 30, 2018 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,636	$214	$192	$3,042
Collectively evaluated for impairment	5,993	870	96	6,959
Total ending allowance balance	$8,629	$1,084	$288	$10,001

Loans
Loans individually evaluated for impairment	$21,418	$386	$285	$22,089
Loans collectively evaluated for impairment	914,557	120,592	6,977	1,042,126
Total ending loan balance, net of unearned income	$935,975	$120,978	$7,262	$1,064,215

December 31, 2017 (In thousands)	Real Estate	Commercial	Consumer	Total
Allowance for Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,694	$270	$218	$3,182
Collectively evaluated for impairment	5,815	681	105	6,601
Total ending allowance balance	$8,509	$951	$323	$9,783

Loans
Loans individually evaluated for impairment	$22,381	$448	$312	$23,141
Loans collectively evaluated for impairment	894,425	110,094	7,603	1,012,122
Total ending loan balance, net of unearned income	$916,806	$110,542	$7,915	$1,035,263

The following tables present the recorded investment in nonperforming loans by class of loans as of June 30, 2018 and December 31, 2017.

June 30, 2018 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$149	$1,595	$-
Real estate mortgage – residential	1,441	5,618	-
Real estate mortgage – farmland and other commercial enterprises	2,355	3,660	-
Commercial
Commercial and industrial	11	367	-
Consumer
Unsecured	146	125	-
Total	$4,102	$11,365	$-

December 31, 2017 (In thousands)	Nonaccrual	Restructured Loans	Loans Past Due 90 Days or More and Still Accruing
Real Estate
Real estate mortgage – construction and land development	$151	$1,955	$-
Real estate mortgage – residential	1,763	5,326	-
Real estate mortgage – farmland and other commercial enterprises	1,752	3,703	-
Commercial
Commercial and industrial	53	370	-
Consumer
Unsecured	168	128	-
Total	$3,887	$11,482	$-

The Company has allocated $1.7 million and $1.8 million of specific reserves as of June 30, 2018 and December 31, 2017, respectively, to customers whose loan terms have been modified in troubled debt restructurings and that are in compliance with those terms. The Company had no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2018 and December 31, 2017. The Company had no credits during the first six months of 2018 or 2017 that were modified as troubled debt restructurings.

The tables below present an age analysis of past due loans 30 days or more by class of loans as of the dates indicated. Past due loans that are also classified as nonaccrual are included in their respective past due category.

June 30, 2018 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$15	$87	$102	$128,081	$128,183
Real estate mortgage – residential	630	240	870	349,908	350,778
Real estate mortgage – farmland and other commercial enterprises	496	1,621	2,117	454,897	457,014
Commercial
Commercial and industrial	-	-	-	87,224	87,224
States and political subdivisions	-	-	-	17,686	17,686
Other	-	-	-	16,068	16,068
Consumer
Secured	-	-	-	4,215	4,215
Unsecured	6	-	6	3,041	3,047
Total	$1,147	$1,948	$3,095	$1,061,120	$1,064,215

December 31, 2017 (In thousands)	30-89 Days Past Due	90 Days or More Past Due	Total	Current	Total Loans
Real Estate
Real estate mortgage – construction and land development	$15	$87	$102	$129,079	$129,181
Real estate mortgage – residential	1,160	538	1,698	353,606	355,304
Real estate mortgage – farmland and other commercial enterprises	966	948	1,914	430,407	432,321
Commercial
Commercial and industrial	62	-	62	63,355	63,417
States and political subdivisions	-	-	-	27,209	27,209
Other	21	-	21	19,895	19,916
Consumer
Secured	-	-	-	4,853	4,853
Unsecured	9	-	9	3,053	3,062
Total	$2,233	$1,573	$3,806	$1,031,457	$1,035,263

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

	Real Estate			Commercial
June 30, 2018 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$124,342	$326,533	$440,095	$86,390	$17,686	$16,051
Special Mention	668	8,975	6,216	448	-	14
Substandard	3,173	15,270	10,703	386	-	3
Doubtful	-	-	-	-	-	-
Total	$128,183	$350,778	$457,014	$87,224	$17,686	$16,068

	Real Estate			Commercial
December 31, 2017 (In thousands)	Real Estate Mortgage – Construction and Land Development	Real Estate Mortgage – Residential	Real Estate Mortgage – Farmland and Other Commercial Enterprises	Commercial and Industrial	States and Political Subdivisions	Other
Credit risk profile by internally assigned rating grades
Pass	$124,926	$330,401	$414,663	$62,490	$27,209	$19,898
Special Mention	396	9,196	7,556	474	-	18
Substandard	3,859	15,707	10,102	453	-	-
Doubtful	-	-	-	-	-	-
Total	$129,181	$355,304	$432,321	$63,417	$27,209	$19,916

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For consumer loan classes, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the consumer loans outstanding based on payment activity as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Consumer		Consumer
(In thousands)	Secured	Unsecured	Secured	Unsecured
Credit risk profile based on payment activity
Performing	$4,215	$2,776	$4,853	$2,766
Nonperforming	-	271	-	296
Total	$4,215	$3,047	$4,853	$3,062

9. Other Real Estate Owned

Other real estate owned (“OREO”) was as follows for the dates indicated:

(In thousands)	June 30, 2018	December 31, 2017
Construction and land development	$3,050	$4,433
Residential real estate	-	157
Farmland and other commercial enterprises	981	899
Total	$4,031	$5,489

OREO activity for the six months ended June 30, 2018 and 2017 was as follows:

Six months ended June 30, (In thousands)	2018	2017
Beginning balance	$5,489	$10,673
Transfers from loans and other increases	126	345
Proceeds from sales	(1,013)	(4,553)
(Loss) gain on sales, net	(76)	72
Write downs and other decreases, net	(495)	(350)
Ending balance	$4,031	$6,187

At June 30, 2018, the Company had a total of $601 thousand of loans secured by residential real estate mortgages that were in the process of foreclosure.

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

	Remaining Contractual Maturity of the Agreements
June 30, 2018 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Mortgage-backed securities – residential	$31,873	$1,400	$-	$259	$-	$33,532
Total	$31,873	$1,400	$-	$259	$-	$33,532

	Remaining Contractual Maturity of the Agreements
December 31, 2017 (In thousands)	Overnight/ Continuous	Less Than 30 Days	30-89 Days	90 Days to One Year	Over One Year to Three Years	Total
Mortgage-backed securities – residential	$32,341	$1,200	$-	$454	$257	$34,252
Total	$32,341	$1,200	$-	$454	$257	$34,252

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

The following disclosures of the net periodic benefit cost components of Plan 1 and Plan 2 were measured at January 1, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Service cost	$141	$137	$281	$283
Interest cost	152	164	305	332
Curtailment gain recognized	-	-	-	(351)
Recognized prior service cost	-	-	-	8
Net periodic benefit cost	$293	$301	$586	$272

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

The Company expects benefit payments of $459 thousand for 2018, of which $98 thousand and $194 thousand have been made during the three and six months ended June 30, 2018, respectively.

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

The regulatory ratios of the consolidated Company and its subsidiary bank were as follows for the dates indicated:

	June 30, 2018				December 31, 2017
	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk-based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	17.13%	19.82%	20.65%	14.41%	16.56%	19.30%	20.12%	13.75%
United Bank	14.48	14.48	15.32	10.65	14.05	14.05	14.88	10.13
Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

Following is a description of the valuation method used for financial instruments measured at fair value on a recurring basis. For this disclosure, the Company only has available for sale debt securities, equity securities, and money market mutual funds classified as cash equivalents that meet the requirement. The carrying value of the $38.0 million and $36.7 million in money market mutual funds at June 30, 2018 and December 31, 2017, respectively, is equivalent to its fair value and based on Level 1 inputs.

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

Fair value disclosure for available for sale debt securities and equity securities classified as investments on the balance sheet as of June 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurements Using
(In thousands) June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available For Sale Securities
Obligations of U.S. government-sponsored entities	$33,824	$-	$33,824	$-
Obligations of states and political subdivisions	103,429	-	103,429	-
Mortgage-backed securities – residential	172,838	-	172,838	-
Mortgage-backed securities – commercial	46,909	-	46,909	-
Asset-backed securities	15,499	-	15,499	-
Corporate debt securities	7,480	-	7,480	-
Total available for sale securities	$379,979	$-	$379,979	$-
Equity Securities
Mutual funds and equity securities	$1,573	$1,573	$-	$-

December 31, 2017

Available For Sale Securities
Obligations of U.S. government-sponsored entities	$43,208	$-	$43,208	$-
Obligations of states and political subdivisions	114,249	-	114,249	-
Mortgage-backed securities – residential	193,393	-	193,393	-
Mortgage-backed securities – commercial	49,352	-	49,352	-
Asset-backed securities	15,574	-	15,574	-
Corporate debt securities	7,542	-	7,542	-
Total available for sale securities	$423,318	$-	$423,318	$-
Equity Securities
Mutual funds and equity securities	$935	$935	$-	$-

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

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,271	$-	$-	$1,271
Real estate mortgage – residential	4,163	-	-	4,163
Total	$5,434	$-	$-	$5,434

OREO
Construction and land development	$1,074	$-	$-	$1,074
Total	$1,074	$-	$-	$1,074

		Fair Value Measurements Using
(In thousands) Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Collateral-dependent Impaired Loans
Real estate mortgage – construction and land development	$1,553	$-	$-	$1,553
Real estate mortgage – residential	4,687	-	-	4,687
Real estate mortgage – farmland and other commercial enterprises	2,645	-	-	2,645
Total	$8,885	$-	$-	$8,885

OREO
Construction and land development	$3,468	$-	$-	$3,468
Residential real estate	157	-	-	157
Farmland and other commercial enterprises	821	-	-	821
Total	$4,446	$-	$-	$4,446

The following table represents fair value adjustments recorded in earnings for the periods indicated on assets measured at fair value on a nonrecurring basis.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Net decrease in fair value:
Collateral-dependent impaired loans	$22	$25	$47	$27
OREO	462	138	479	202
Total	$484	$163	$526	$229

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

(In thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range			Weighted Average
June 30, 2018
Collateral-dependent impaired loans	$5,434	Discounted appraisals	Marketability discount		-%		-%
OREO	$1,074	Discounted appraisals	Marketability discount	0%	-	6.0%	5.3%
December 31, 2017
Collateral-dependent impaired loans	$8,885	Discounted appraisals	Marketability discount	0%	-	22.8%	3.1%
OREO	$4,446	Discounted appraisals	Marketability discount	0%	-	71.7%	4.0%

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

The following table presents the estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017. Information for available for sale investment securities is presented within this footnote in greater detail above. In accordance with the prospective adoption of ASU 2016-01, the fair values as of June 30, 2018 were measured using an exit price notion.

			Fair Value Measurements Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets
Cash and cash equivalents	$93,246	$93,246	$93,246	$-	$-
Held to maturity investment securities	2,837	2,868	-	2,868	-
Loans, net	1,054,214	1,035,437	-	-	1,035,437
Accrued interest receivable	4,797	4,797	-	4,797	-
Federal Home Loan Bank and Federal Reserve Bank Stock	12,996	12,996	-	-	12,996

Liabilities
Deposits	1,334,787	1,334,390	1,135,600	-	198,790
Securities sold under agreements to repurchase	33,532	33,534	-	33,534	-
Federal Home Loan Bank advances	3,392	3,439	-	3,439	-
Subordinated notes payable to unconsolidated trusts	33,506	24,301	-	-	24,301
Accrued interest payable	396	396	-	396	-

December 31, 2017
Assets
Cash and cash equivalents	$120,408	$120,408	$120,408	$-	$-
Held to maturity investment securities	3,364	3,478	-	3,478	-
Loans, net	1,025,480	1,012,959	-	-	1,012,959
Accrued interest receivable	4,935	4,935	-	4,935	-
Federal Home Loan Bank and Federal Reserve Bank Stock	13,235	13,235	-	-	13,235

Liabilities
Deposits	1,379,903	1,380,122	1,157,045	-	223,077
Securities sold under agreements to repurchase	34,252	34,257	-	34,257	-
Federal Home Loan Bank advances	3,479	3,546	-	3,546	-
Subordinated notes payable to unconsolidated trusts	33,506	22,709	-	-	22,709
Accrued interest payable	261	261	-	261	-

14. Loss Contingencies

Loss contingencies, including claims and legal actions arising primarily in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of June 30, 2018, there were various pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material adverse effect on the consolidated financial statements, results of operations and cash flows of the Company.

15. Subsequent Event

On July 23, 2018, at a Special Meeting of Shareholders (the “Special Meeting”), the Company’s shareholders voted to adopt and approve the Agreement and Plan of Merger dated April 19, 2018 (the “Merger Agreement”) between the Company and Wesbanco, Inc. (“WesBanco”), a multi-state bank holding company with $10.9 billion in assets at June 30, 2018, which provides for the merger of the Company with and into WesBanco (the “Merger”) subject to the terms and conditions set forth in the Merger Agreement. As a result of the Merger, the separate corporate existence of the Company will cease and WesBanco will continue as the surviving corporation in the Merger. The Merger Agreement also provides that, immediately following the completion of the Merger, the Company’s subsidiary bank, United Bank, will merge with and into Wesbanco Bank, Inc., a West Virginia banking corporation and a wholly-owned subsidiary of WesBanco (the “Bank Merger”), with Wesbanco Bank, Inc. continuing as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of both WesBanco and the Company.

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

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the receipt of all required regulatory approvals, the final of which WesBanco received in July 2018. The transaction is expected to close in the third quarter of 2018.

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2018 was $5.8 million, or $.78 per common share, an increase of 30.5% compared to $4.5 million, or $.60 per common share, for the second quarter of 2017. For the six months ended June 30, 2018, net income was $11.5 million, or $1.53 per common share, an increase of 47.1% compared to $7.8 million, or $1.04 per common share, for the first six months of 2017.

The three and six months ended June 30, 2018 include pre-tax expenses of $467 thousand ($369 thousand after tax), or $.05 per common share, and $501 thousand ($396 thousand after tax), or $.05 per common share, respectively, related to the Company’s agreement and plan of merger with and into WesBanco, Inc. (“WesBanco”) announced during the second quarter of 2018. The first six months of 2017 includes pre-tax expenses of $472 thousand ($307 thousand after tax), or $.04 per common share, related to the Company’s consolidation of its four bank subsidiaries and data processing subsidiary into one bank, which was completed in February 2017.

Selected income statement amounts and related data are summarized in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands except per share data)	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Interest income	$15,932	$14,830	$1,102		$31,276	$29,209	$2,067
Interest expense	966	881	85		1,853	1,797	56
Net interest income	14,966	13,949	1,017		29,423	27,412	2,011
Provision for loan losses	127	(499)	626		(134)	81	(215)
Net interest income after provision for loan losses	14,839	14,448	391		29,557	27,331	2,226
Noninterest income	5,973	5,102	871		11,174	10,353	821
Noninterest expenses	13,662	13,346	316		26,780	26,875	(95)
Income before income taxes	7,150	6,204	946		13,951	10,809	3,142
Income tax expense	1,303	1,722	(419)		2,463	2,998	(535)
Net income	$5,847	$4,482	$1,365		$11,488	$7,811	$3,677

Basic and diluted net income per common share	$.78	$.60	$.18		$1.53	$1.04	$.49
Cash dividends declared per common share	.125	.10	.025		.25	.20	.05

Weighted average common shares outstanding – basic and diluted	7,520	7,512	8		7,519	7,511	8
Return on average assets	1.42%	1.09%	33	bp	1.40%	.95%	45	bp
Return on average equity	12.04%	9.45%	259	bp	11.95%	8.37%	358	bp
bp – basis points.

The increase in net income in both the quarterly and six-month comparisons is attributed primarily to higher net interest income and noninterest income. Interest income continued to be positively affected by the rising interest rate environment and loan growth over the past twelve months. Noninterest income includes an $808 thousand net gain on the sale of 7,672 shares of VISA Class B stock during the second quarter of 2018. Further information related to the more significant components making up the changes in net income follows.

Net Interest Income

The overall interest rate environment at June 30, 2018 (as measured by the Treasury yield curve) increased during the quarter, but remained at very low levels when compared with long-term historical trends. During the quarter, the shape of the yield curve flattened as a result of yields on short-term maturities increasing more than yields on longer-term maturities. Yields for the two and three-year maturity periods were up 28 and 26 basis points, respectively, while yields on the ten and thirty-year maturities increased 13 and 2 basis points, respectively.

The Federal Reserve Board increased the short-term federal funds target interest rate 25 basis points during June 2018 to a range between 1.75% and 2.00% and has indicated that it will continue to assess realized and expected economic conditions relative to its objectives of maximum employment and two percent inflation when determining the timing and size of future adjustments to the target rate. At June 30, 2018, the national and Kentucky unemployment rates were 4.0% and 4.2%, respectively. The national inflation rate at June 30, 2018 was 2.9% based on the Consumer Price Index published by the Bureau of Labor Statistics, up from 2.1% at year-end 2017.

Net interest income increased $1.0 million, or 7.3%, and $2.0 million, or 7.3%, for the second quarter and first six months of 2018, respectively, compared to the same periods of 2017. The increase was driven by overall loan growth and higher average rates earned on loans and investment securities, partially offset by a decline in the average balance of investment securities and higher average rates paid on deposits and borrowed funds. Net interest margin increased 19 and 18 basis points in the second quarter and six-month comparisons, respectively, reflecting the Company’s efforts to improve net interest income and net interest margin through loan growth combined with continued refinement of the Company’s investment securities portfolio.

Interest income on loans was up $932 thousand, or 7.7%, and $1.7 million, or 7.0%, in the three and six-month comparisons, respectively, driven by a higher average loan balance outstanding in both comparison periods. Average loans grew $58.4 million, or 5.9%, in the quarterly comparison and $60.0 million, or 6.1% in the year-to-date comparison.

Interest income on investment securities is down $91 thousand, or 3.6%, and $82 thousand, or 1.6% for the second quarter and first six months of 2018, respectively, compared to the same periods in 2017. Lower volume was partially offset by an increase in the average rate earned on investment securities. Average investment securities decreased $67.6 million, or 13.8%, and $61.2 million, or 12.5%, in the quarterly and year-to-date comparisons, respectively, as the result of deposit outflows and higher loan demand. As loan demand increases, the Company uses proceeds from maturities, calls, and sales of investment securities to fund higher-earning loans. The average rate earned on investment securities was up 12 basis points compared to both the year-ago quarter and six-month periods.

Interest expense on deposits was up $91 thousand, or 17.4%, and $144 thousand, or 13.6%, for the quarterly and year-to-date comparisons, respectively, driven by an increase in average rate paid, partially offset by a decline in the average balance of deposits. The average rate paid on deposits was up 4 and 3 basis points for the second quarter and first six months of 2018 compared to the same periods in 2017. The average rate on interest bearing demand deposits was up 17 basis points for the quarter and 16 basis points for the year-to-date which correlates to the increase in market rates and local market competition. Rates on time deposits decreased 4 and 6 basis points in the quarterly and year-to-date comparisons. The decline in average total deposits was driven by lower volume of time deposits partially offset by higher average interest bearing demand deposits. The Company has continued to aggressively reprice higher-rate maturing time deposits downward with lower rate offerings or to allow them to mature without renewal.

Interest expense on borrowed funds was down $6 thousand, or 1.7%, and $88 thousand, or 11.9%, for the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, primarily due to a lower average balance of Federal Home Loan Bank (“FHLB”) advances. The lower average resulted from the maturity of advances in the amount of $10.0 million and $5.0 million during September and February 2017, respectively. The average rate paid on subordinated notes payable to the Company’s unconsolidated trusts, which is tied to the 3-month LIBOR, increased 110 and 89 basis points, in the second quarter and six month comparisons, respectively. The 3-month LIBOR was 2.34% as of the end of the quarter, up from 1.30% at June 30, 2017.

The average rate earned from interest income on loans and average interest rate paid on deposits, although rising, continue to be near historical lows as a result of the low interest rate environment, competitive pressures, and the Company’s ongoing strategy of being more selective in pricing its loans and deposits. The goal of this strategy is to improve credit quality, net interest income, overall profitability, and capital position.

The Company has improved its mix of earning assets and interest bearing liabilities mainly through growth in the loan portfolio over the past year combined with a significant decrease in lower-yielding investment securities and a decline in higher-rate borrowings. On an average basis, loans represented 66.2% of earning assets for the first six months of 2018, an increase of 330 basis points compared to 62.9% for the first six months of 2017. Loans typically involve an increase in credit risk and higher yields when compared to investment securities.

For the current quarter, net interest margin on a taxable equivalent basis was 3.88%, an increase of 19 basis points compared with 3.69% a year earlier. Net interest spread increased 17 basis points to 3.77%, up from 3.60% in the year-ago quarter. Net interest margin and spread for the current quarter were negatively impacted 3 and 2 basis points, respectively, by lower tax-equivalent adjustments related to tax-exempt loans and investment securities due to a reduction in Federal income tax rates that went into effect at the beginning of 2018.

For the first six months of 2018, net interest margin on a taxable equivalent basis was 3.82%, up 18 basis points from 3.64% in the comparable period a year ago. Net interest spread increased 17 basis points to 3.72%, up from 3.55% for the first six months of 2017. Net interest margin and spread for the current quarter were both negatively impacted 3 basis points by lower tax-equivalent adjustments related to tax-exempt loans and investment securities due to a reduction in Federal income tax rates that went into effect at the beginning of 2018.

The Company expects its net interest margin to stay relatively flat or trend slightly upward in the near term according to internal modeling using expectations about future market interest rates, loan volume, the maturity structure of the Company’s earning assets and liabilities, and other factors. Future results could be significantly different than current expectations.

The following tables present an analysis of net interest income for periods indicated.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Three Months Ended June 30,	2018			2017
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$331,071	$2,023	2.45%	$370,020	$1,984	2.15%
Nontaxable[2]	90,953	566	2.50	119,640	871	2.92
Interest bearing deposits in banks, federal funds sold, and money market mutual funds	100,103	422	1.69	81,734	161	.79
Loans[2,3,4]	1,041,521	13,076	5.04	983,139	12,179	4.97
Total earning assets	1,563,648	$16,087	4.13%	1,554,533	$15,195	3.92%
Allowance for loan losses	(9,786)			(9,499)
Total earning assets, net of allowance for loan losses	1,553,862			1,545,034
Nonearning Assets
Cash and due from banks	22,375			21,005
Premises and equipment, net	31,292			31,923
Other assets	44,186			62,245
Total assets	$1,651,715			$1,660,207
Interest Bearing Liabilities
Deposits
Interest bearing demand	$377,152	$281	.30%	$345,206	$110	.13%
Savings	418,397	123	.12	424,297	132	.12
Time	205,953	210	.41	251,141	281	.45
Federal funds purchased	-	-	-	4	-	-
Short-term securities sold under agreements to repurchase	33,170	19	.23	31,712	14	.18
Long-term securities sold under agreements to repurchase	273	1	.89	1,048	2	.77
Federal Home Loan Bank advances	3,407	27	3.18	13,579	129	3.81
Subordinated notes payable to unconsolidated trusts	33,506	305	3.65	33,506	213	2.55
Total interest bearing liabilities	1,071,858	$966	.36%	1,100,493	$881	.32%
Noninterest Bearing Liabilities
Demand deposits	357,156			341,535
Other liabilities	27,839			27,421
Total liabilities	1,456,853			1,469,449
Shareholders’ equity	194,862			190,758
Total liabilities and shareholders’ equity	$1,651,715			$1,660,207
Net interest income		15,121			14,314
TE basis adjustment		(155)			(365)
Net interest income		$14,966			$13,949
Net interest spread			3.77%			3.60%
Impact of noninterest bearing sources of funds			.11			.09
Net interest margin			3.88%			3.69%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 21% for 2018 and 35% for 2017.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $523 thousand and $429 thousand in 2018 and 2017, respectively.

Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential

Six Months Ended June 30,	2018			2017
(In thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Earning Assets
Investment securities[1]
Taxable	$336,689	$4,048	2.42%	$369,820	$3,884	2.12%
Nontaxable[2]	93,300	1,164	2.52	121,407	1,758	2.92
Interest bearing deposits in banks, federal funds sold, and money market mutual funds	101,294	797	1.59	87,174	327	.76
Loans[2,3,4]	1,039,038	25,594	4.97	979,063	23,975	4.94
Total earning assets	1,570,321	$31,603	4.06%	1,557,464	$29,944	3.88%
Allowance for loan losses	(9,800)			(9,473)
Total earning assets, net of allowance for loan losses	1,560,521			1,547,991
Nonearning Assets
Cash and due from banks	22,337			23,234
Premises and equipment, net	31,049			31,888
Other assets	46,257			60,448
Total assets	$1,660,164			$1,663,561
Interest Bearing Liabilities
Deposits
Interest bearing demand	$379,245	$529	.28%	$347,209	$201	.12%
Savings	422,202	238	.11	422,763	256	.12
Time	212,327	433	.41	257,863	599	.47
Federal funds purchased	-	-	-	22	-	-
Short-term securities sold under agreements to repurchase	33,692	37	.22	32,717	37	.23
Long-term securities sold under agreements to repurchase	393	2	.89	1,168	4	.76
Federal Home Loan Bank advances	3,429	55	3.23	14,789	289	3.94
Subordinated notes payable to unconsolidated trusts	33,506	559	3.36	33,506	411	2.47
Total interest bearing liabilities	1,084,794	$1,853	.34%	1,110,037	$1,797	.33%
Noninterest Bearing Liabilities
Demand deposits	353,670			339,276
Other liabilities	27,782			25,981
Total liabilities	1,466,246			1,475,294
Shareholders’ equity	193,918			188,267
Total liabilities and shareholders’ equity	$1,660,164			$1,663,561
Net interest income		29,750			28,147
TE basis adjustment		(327)			(735)
Net interest income		$29,423			$27,412
Net interest spread			3.72%			3.55%
Impact of noninterest bearing sources of funds			.10			.09
Net interest margin			3.82%			3.64%

1Average yields on securities available for sale have been calculated based on amortized cost.

2Income and yield stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 21% for 2018 and 35% for 2017.

3Loan balances include principal balances on nonaccrual loans.

4Loan fees included in interest income amounted to $821 thousand and $755 thousand in 2018 and 2017, respectively.

Analysis of Changes in Net Interest Income (tax equivalent basis)

(In thousands)	Variance	Variance Attributed to
Three Months Ended June 30,	2018/2017[1]	Volume	Rate

Interest Income
Taxable investment securities	$39	$(938)	$977
Nontaxable investment securities[2]	(305)	(191)	(114)
Interest bearing deposits in banks, federal funds sold, and money market mutual funds	261	43	218
Loans[2]	897	725	172
Total interest income	892	(361)	1,253
Interest Expense
Interest bearing demand deposits	171	11	160
Savings deposits	(9)	(9)	-
Time deposits	(71)	(48)	(23)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	5	1	4
Long-term securities sold under agreements to repurchase	(1)	(3)	2
Federal Home Loan Bank advances	(102)	(83)	(19)
Subordinated notes payable to unconsolidated trusts	92	-	92
Total interest expense	85	(131)	216
Net interest income	$807	$(230)	$1,037
Percentage change	100.0%	(28.5)%	128.5%

(In thousands)	Variance	Variance Attributed to
Six Months Ended June 30,	2018/2017[1]	Volume	Rate

Interest Income
Taxable investment securities	$164	$(796)	$960
Nontaxable investment securities[2]	(594)	(373)	(221)
Interest bearing deposits in banks, federal funds sold, and money market mutual funds	470	61	409
Loans[2]	1,619	1,473	146
Total interest income	1,659	365	1,294
Interest Expense
Interest bearing demand deposits	328	21	307
Savings deposits	(18)	-	(18)
Time deposits	(166)	(96)	(70)
Federal funds purchased	-	-	-
Short-term securities sold under agreements to repurchase	-	2	(2)
Long-term securities sold under agreements to repurchase	(2)	(4)	2
Federal Home Loan Bank advances	(234)	(190)	(44)
Subordinated notes payable to unconsolidated trusts	148	-	148
Total interest expense	56	(267)	323
Net interest income	$1,603	$632	$971
Percentage change	100.0%	39.4%	60.6%

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

The Company recorded a provision for loan losses in the amount of $127 thousand for the current quarter and a credit to the provision of $499 thousand for the year-ago quarter. For the first six months of 2018, the Company recorded a credit to the provision of $134 thousand compared with a provision of $81 thousand in the year ago period. The allowance for loan losses as a percentage of outstanding loans was 0.94% at June 30, 2018 compared to 0.94% and 0.93% at year-end 2017 and June 30, 2017, respectively. The provision for the current quarter was driven by loan growth, partially offset by a decline in specific reserves on impaired loans of $131 thousand and net recoveries of previously charged-off loans of $126 thousand. For the first six months of 2018, the credit to the provision was driven by net recoveries of $352 thousand and a decline in specific reserves on impaired loans of $140 thousand, partially offset by loan portfolio growth. Net recoveries in the three and six months ended June 30, 2018 include $239 thousand and $458 thousand, respectively, from a real estate development project. The Company recorded a total of $2.4 million in principal charge-offs primarily between 2010 and 2012 related to this project. Recoveries in the current quarter bring the total recoveries related to this project to $2.4 million.

Overall credit quality metrics of the loan portfolio have continued to improve. Nonperforming loans, impaired loans, loans graded as substandard or below, and watch list loans have each declined when compared with a year earlier even though total loans outstanding have increased $75.2 million, or 7.6%, over that period of time. For further information about improvements in the Company’s overall credit quality, please refer to the discussion under the captions “Allowance for Loan Losses” and “Nonperforming Loans” that follows.

Noninterest Income

The components of noninterest income are as follows for the periods indicated:

	Three months ended June 30				Six months ended June 30
			Change				Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Service charges and fees on deposits	$1,897	$2,012	$(115)	(5.7)%	$3,809	$3,970	$(161)	(4.1)%
Allotment processing fees	677	651	26	4.0	1,397	1,366	31	2.3
Other service charges, commissions, and fees	1,490	1,328	162	12.2	2,862	2,700	162	6.0
Trust income	695	626	69	11.0	1,484	1,330	154	11.6
Net loss on sales of available for sale investment securities	-	(1)	1	(100.0)	-	(10)	10	(100.0)
Net gain on sales of equity investment securities	808	-	808	NM	808	-	808	NM
Gain on sale of mortgage loans, net	104	189	(85)	(45.0)	199	343	(144)	(42.0)
Income from company-owned life insurance	213	221	(8)	(3.6)	506	456	50	11.0
Other	89	76	13	17.1	109	198	(89)	(44.9)
Total noninterest income	$5,973	$5,102	$871	17.1%	$11,174	$10,353	$821	7.9%

NM – not meaningful.

The more significant items impacting noninterest income in the comparison are included below.

Service charges and fees on deposits were down in the three and six month comparisons due to lower dormant account fees of $84 thousand, or 12.8%, and $157 thousand, or 11.9%, respectively. Dormant fees were down primarily due to a decline in certain savings account balances.

Allotment processing fees in the second quarter and first six months of 2018 include extra processing periods compared to the same periods of the prior year due to the timing of scheduled transactions, which offset an overall reduction in processing volume. Allotment processing fees continued to be affected by lower processing volume, led by the U.S. Department of Defense policy that became effective January 1, 2015, restricting the types of purchases active service members are able to make using the military allotment system for payment. The rate of decline in allotment processing fees began to subside during 2017 and the Company is beginning to see higher volume from new customers as it continues efforts to diversify its customer base and expand its payment processing options.

Nondeposit service charges, commissions, and fees were up due to higher interchange fees of $109 thousand, or 13.5%, and $155 thousand, or 9.7%, in the quarterly and year-to-date comparisons, respectively, due to higher transaction volume as well as an increase in the rate earned on certain transactions. During the first quarter of 2018, the Company condensed its debit payments networks for certain PIN/POS transactions into a single network, which resulted in higher rates earned per transaction.

The increase in trust income was driven by a revision of fee schedules and an increase in the market value of accounts. The Company standardized the fee schedules for its trust services following the consolidation of its subsidiaries in 2017. The new fee schedule became effective for new customer accounts during the second quarterA of 2017 and effective for existing accounts as of January 1, 2018, resulting in higher overall fee rates.

During the current quarter the Company recognized a net gain on equity investment securities of $808 thousand related to the sale of all of its 7,672 shares of VISA Class B stock during the current quarter. The shares were acquired with a zero cost basis in 2008 as a result of the initial public offering of VISA.

Net gains on the sale of mortgage loans were down in the comparisons mainly due to lower sales volume, partially offset by an increase in fees earned per loan sold beginning in 2018. Sales of mortgage loans decreased $4.0 million, or 57.6%, in the quarterly comparison and $8.0 million, or 59.8%, in the six-month comparison. The decrease in sales activity is mainly the result of the Company retaining a limited amount of certain mortgage loans that meet specific criteria in order to grow its loan portfolio.

The increase in income from company-owned life insurance in the year-to-date comparison is primarily due to a tax-free death benefit received in excess of the cash surrender value of $67 thousand during the first quarter of 2018.

Other noninterest income during the current year includes a net unrealized loss on equity securities of $79 thousand related to the adoption of Accounting Standards Update (“ASU”) 2016-01 at the beginning of 2018 which requires equity investments to be measured at fair value with changes in the fair value recognized through net income. Prior to 2018, changes in the fair value of equity securities were recognized through accumulated other comprehensive income.

Noninterest Expense

The components of noninterest expense are as follows for the periods indicated:

	Three Months Ended June 30				Six Months Ended June 30
			Change				Change
(Dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Salaries and employee benefits	$7,410	$7,475	$(65)	(0.9)%	$14,900	$15,335	$(435)	(2.8)%
Occupancy expenses, net	1,177	1,135	42	3.7	2,431	2,349	82	3.5
Equipment expenses	678	599	79	13.2	1,279	1,152	127	11.0
Data processing and communication expenses	1,055	1,093	(38)	(3.5)	2,138	2,386	(248)	(10.4)
Bank franchise tax	525	609	(84)	(13.8)	1,025	1,166	(141)	(12.1)
Deposit insurance expenses	116	130	(14)	(10.8)	242	267	(25)	(9.4)
Other real estate expenses, net	522	326	196	60.1	639	400	239	59.8
Other	2,179	1,979	200	10.1	4,126	3,820	306	8.0
Total noninterest expense	$13,662	$13,346	$316	2.4%	$26,780	$26,875	$(95)	(0.4)%

Noninterest expense for the three and six months ended June 30, 2018 includes $467 thousand and $501 thousand, respectively, related to the Company’s agreement and plan of merger with and into WesBanco announced during the second quarter of 2018 (the “Merger”). Noninterest expense for the prior year includes $472 thousand related to the consolidation of the Company’s subsidiaries that was completed during the first quarter of 2017. The more significant items impacting noninterest expense in the comparison are included below.

The decrease in salaries and employee benefits in the quarterly comparison was led by a decline in salaries and related payroll taxes of $133 thousand, or 2.2%, mainly due to retention payments of $201 thousand during the second quarter of 2017 related to the consolidation of subsidiaries. Benefit expenses were up $88 thousand, or 8.8%, in the quarterly comparison, primarily due to higher claims activity of the Company’s self-funded health insurance plan.

The decrease in salaries and employee benefits in the year-to-date comparison was led by a decline in salaries and related payroll taxes of $435 thousand, or 3.5%, driven by retention payments of $201 thousand during the second quarter of 2017 and the reduction in workforce related to the subsidiary consolidation plan completed during the first quarter of 2017. The Company had an average of 425 full time equivalent employees for the first six months of 2018, down from an average of 445 in the year-ago period. Salaries and employee benefits for the first six months of 2017 include severance pay expense of $301 thousand. There were no similar expenses during the first six months of 2018. Benefit expenses were up $219 thousand, or 10.9%, in the year-to-date comparison, primarily due to higher claims activity of the Company’s self-funded health insurance plan.

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

Net occupancy expenses were up in both comparisons due primarily to higher building maintenance expenses of $48 thousand, or 30.9%, and $108 thousand, or 31.7%, for the three and six months ended June 30, 2018, respectively, compared to the same periods a year earlier. The increase in equipment expenses for both comparisons was driven by higher software costs and depreciation.

The decline in data processing and communication expenses in the six-month comparison was primarily due to $127 thousand related to the consolidation of subsidiaries in the first quarter of 2017. The reduction in bank franchise taxes in both comparisons is primarily due to a lower tax base and a refinement of the accrual in the current year.

The increase in expenses related to repossessed real estate was mainly the result of higher write-downs of $222 thousand, or 92.5%, in the quarterly comparison. For the year-to-date comparison, the increase was the result of a net loss on the sale of property of $76 thousand compared to a net gain of $72 thousand in the prior year combined with higher write-downs of $145 thousand, or 41.4%.Impairment charges during the quarter include $439 thousand related to a real estate development property written down to its estimated fair value less cost to sell due to an updated appraisal being obtained.

Other noninterest expenses also includes legal and consultant fee expenses in the current quarter of $384 thousand related to the Merger. Supplies expense declined $119 thousand, or 42.4%, mainly due to additional purchases in the year-ago quarter related to the consolidation and the timing of the replenishment of operational supplies.

Income Taxes

Income tax expense was $1.3 million for the current quarter, a decrease of $419 thousand, or 24.3%, compared to $1.7 million for the second quarter of 2017. The effective income tax rates were 18.2% and 27.8% for the current and year-ago quarters, respectively. For the first six months of 2018, income tax expense was $2.5 million, a decrease of $535 thousand, or 17.8%, compared to $3.0 million for 2017. The effective income tax rates were 17.7% and 27.7% for the current and year-ago periods, respectively. Tax expense and the effective tax rate declined as a result of the decrease in the top Federal income tax rate from 35% to 21% that went into effect in 2018.

FINANCIAL CONDITION

Total assets were $1.6 billion at June 30, 2018, a decrease of $41.9 million, or 2.5%, from year-end 2017, led by a decline in investment securities of $43.2 million and lower cash and cash equivalents of $27.2 million, partially offset by an increase in loans, net of allowance, of $28.7 million. Liabilities were down $46.4 million, or 3.1%, mainly due to a decrease in deposits, and equity increased $4.5 million, or 2.3%, in the comparison. Selected balance sheet amounts and related data are presented in the table below and discussion that follows.

(Dollars in thousands, except per share data)	June 30, 2018	December 31, 2017	Increase (Decrease)%
Cash and cash equivalents	$93,246	$120,408	$(27,162)	(22.6)%
Investment securities	384,389	427,617	(43,228)	(10.1)
Loans, net of allowance of $10,001 and $9,783	1,054,214	1,025,480	28,734	2.8
Other real estate owned	4,031	5,489	(1,458)	(26.6)
Other assets	96,082	94,878	1,204	1.3
Total assets	$1,631,962	$1,673,872	$(41,910)	(2.5)%

Deposits	$1,334,787	$1,379,903	$(45,116)	(3.3)%
Securities sold under agreements to repurchase	33,532	34,252	(720)	(2.1)
Other borrowings	36,898	36,985	(87)	(0.2)
Other liabilities	28,853	29,379	(526)	(1.8)
Total liabilities	1,434,070	1,480,519	(46,449)	(3.1)

Common stock	940	940	-	-
Capital surplus	52,348	52,201	147	0.3
Retained earnings	153,442	143,778	9,664	6.7
Accumulated other comprehensive loss	(8,838)	(3,566)	(5,272)	147.8
Total shareholders’ equity	197,892	193,353	4,539	2.3
Total liabilities and shareholders’ equity	$1,631,962	$1,673,872	$(41,910)	(2.5)%

End of period tangible book value per common share[1]	$26.31	$25.72	$.59	2.3%
End of period per common share closing price	52.10	38.50	13.60	35.3

1Represents total common equity less intangible assets divided by the number of common shares outstanding at the end of the period.

Cash and cash equivalents declined as the result of the outflow of deposits and funding new loans. The increase in loans was driven mainly by commercial real estate lending, followed by commercial and industrial lending.

The decline in total liabilities was driven by lower deposits. Deposits were down primarily from a decrease in time deposits and interest bearing demand deposits, which was driven by a decline in public funds of $24.0 million.

Shareholders’ equity was up primarily due to net income of $11.5 million, partially offset by other comprehensive loss of $5.2 million and dividends declared on common stock of $1.9 million. Other comprehensive loss was driven by an increase in the after-tax unrealized loss of $5.2 million related to the available for sale investment securities portfolio.

Temporary Investments

Temporary investments consist of interest bearing deposits in other banks, federal funds sold, and money market mutual funds. The Company uses these funds in the management of liquidity and interest rate sensitivity, as a short-term holding prior to subsequent movement into other investments with higher yields, or for other purposes. At June 30, 2018, temporary investments were $69 million, a decrease of $25.5 million, or 26.9%, from year-end 2017.

Investment Securities

The investment securities portfolio is comprised primarily of residential mortgage-backed securities, tax-exempt securities of states and political subdivisions, and debt securities issued by U.S. government-sponsored agencies. Substantially all of the Company’s investment securities are designated as available for sale debt securities. Proceeds received from maturing or called investment securities not needed to fund higher-earning loans are either reinvested in similar investments or used to manage liquidity, such as for deposit outflows or other payment obligations. Total investment securities had a carrying amount of $384 million at June 30, 2018, a decrease of $43.2 million, or 10.1%, compared to $428 million at year-end 2017.

The decline in investment securities was driven by net maturities and calls totaling $35.0 million, lower pre-tax market values related to the available for sale portfolio of $6.6 million, and net premium amortization of $1.2 million. The decrease in the market value of the available for sale portfolio correlates with an overall increase in market interest rates during the quarter. As market interest rates rise, the value of fixed rate investments generally declines.

Loans

Loans were $1.1 billion at June 30, 2018, up $29.0 million, or 2.8%, compared to year-end 2017 despite early payoffs of several larger-balance loans totaling $17.9 million in the aggregate. The loan portfolio has grown in nine of the last twelve quarters and is at the highest level since the fourth quarter of 2011.

From time to time the Company may purchase a limited amount of loans originated by otherwise nonaffiliated third parties. The Company performs its own risk assessment and makes the credit decision on each loan prior to purchase. The Company purchased smaller balance commercial loans totaling $1.2 million and $1.8 million in the aggregate during the first six months of 2018 and 2017, respectively. The average amount of the purchased loans was $100 thousand for 2018 and $150 thousand for 2017.

The composition of the loan portfolio is summarized in the table below.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	%	Amount	%

Real estate mortgage – construction and land development	$128,183	12.0%	$129,181	12.5%
Real estate mortgage – residential	350,778	33.0	355,304	34.3
Real estate mortgage – farmland and other commercial enterprises	457,014	42.9	432,321	41.8
Commercial, financial, and agriculture	120,978	11.4	110,542	10.7
Installment	7,262	.7	7,915	.7
Total	$1,064,215	100.0%	$1,035,263	100.0%

On an average basis, loans represented 66.2% of earning assets for the first six months of 2018, an increase of 288 basis points compared to 63.3% for the full year of 2017. The increase in the level of loans as a percentage of earning assets reflects the overall growth in the loan portfolio over the past year combined with a decrease in investment securities. The increase in loans in recent periods has been funded primarily by cash flows from the investment portfolio. Loans typically involve an increase in credit risk and higher yields when compared to investment securities and temporary investment alternatives.

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

The allowance for loan losses was $10.0 million, or 0.94% of outstanding loans, at June 30, 2018, up $218 thousand compared to $9.8 million, or 0.94% of loans outstanding, at year-end 2017. The increase in the allowance was the result of net recoveries of $352 thousand, partially offset by a credit to the provision for loan losses of $134 thousand. The allowance as a percentage of loans outstanding was unchanged from the prior year-end as the level of allowance kept pace with the increase in loans of $29.0 million. As a percentage of nonperforming loans, the allowance for loan losses was 64.7% at June 30, 2018 compared to 63.7% at year-end 2017. The relatively low amount of the allowance for loan losses as a percentage of nonperforming loans is due mainly to the makeup of nonperforming loans as discussed further below.

Nonperforming loans include $11.4 million of accruing restructured loans, which represents 73.5% of total nonperforming loans at June 30, 2018. At year-end 2017, this amount was $11.5 million, or 74.7%. The allowance attributed to credits that are restructured with lower interest rates generally represents the difference in the present value of future cash flows calculated at the loan’s original effective interest rate and the new lower rate resulting from the restructuring. This typically results in a reserve for loan losses that is less severe than for other loans that are collateral dependent. The allowance specifically allocated to impaired loans, which includes restructured loans, was $3.0 million, or 13.8%, and $3.2 million, or 13.8% of such loans, at June 30, 2018 and year-end 2017, respectively. As a percentage of nonaccrual loans and loans past due 90 days or more and still accruing, the allowance for loan losses was 244% and 252% for the current quarter-end and year-end 2017, respectively.

The overall improvement in the credit quality of the loan portfolio experienced during 2017 continued during the first six months of 2018. Certain credit quality measures are summarized in the table that follows for the periods indicated. Several of these measures are at or near the best level in the last three years.

(In thousands)	June 30, 2018	December 31, 2017	June 30, 2017	Three-year High[1]	Three-year Low[1]
Nonperforming loans	$15,467	$15,369	$26,844	$32,356	$15,141
Nonaccrual loans	4,102	3,887	4,427	8,380	3,719
Loans past due 30-89 days and still accruing	783	2,099	1,218	2,719	588
Loans graded substandard or below	29,535	30,121	35,325	44,220	29,535
Impaired loans	22,089	23,141	39,196	43,395	22,089
Loans, net of unearned income	1,064,215	1,035,263	989,049	1,064,215	935,145

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

Nonperforming loans were $15.5 million at June 30, 2018, an increase of $98 thousand, or 0.6%, compared to $15.4 million at year-end 2017. Nonaccrual loans were up $215 thousand, or 5.5%, driven by the addition of one credit relationship of $549 thousand secured by commercial real estate. Accruing restructured loans decreased $117 thousand, or 1.0%. Loan payments include $751 thousand related to nonaccrual loans during the first six months of 2018.

Accruing restructured loans make up $11.4 million, or 73.5%, of the Company’s nonperforming loans at June 30, 2018. Additionally, two larger balance credits account for $10.2 million, or 89.9%, of total restructured loans.

Nonperforming loans, presented by class, were as follows for the periods indicated:

Nonperforming Loans

(In thousands)	June 30, 2018	December 31, 2017
Nonaccrual Loans
Real Estate
Real estate mortgage – construction and land development	$149	$151
Real estate mortgage – residential	1,441	1,763
Real estate mortgage – farmland and other commercial enterprises	2,355	1,752
Commercial
Commercial and industrial	11	53
Consumer
Unsecured	146	168
Total nonaccrual loans	$4,102	$3,887

Restructured Loans
Real Estate
Real estate mortgage – construction and land development	$1,595	$1,955
Real estate mortgage – residential	5,618	5,326
Real estate mortgage – farmland and other commercial enterprises	3,660	3,703
Commercial
Commercial and industrial	367	370
Consumer
Unsecured	125	128
Total restructured loans	$11,365	$11,482

Past Due 90 Days or More and Still Accruing	$-	$-

Total nonperforming loans	$15,467	$15,369

Ratio of total nonperforming loans to total loans	1.5%	1.5%

The most significant components of nonperforming loans include nonaccrual and restructured loans. Activity during 2018 related to these two components was as follows:

(In thousands)	Nonaccrual Loans	Restructured Loans
Balance at December 31, 2017	$3,887	$11,482
Additions	1,183	-
Principal paydowns	(751)	(117)
Charge-offs	(217)	-
Balance at June 30, 2018	$4,102	$11,365

The Company’s comprehensive risk-grading and loan review program includes a review of loans to assess risk and assign a grade to those loans, a review of delinquencies, and an assessment of loans for needed charge-offs or placement on nonaccrual status. The Company had loans in the amount of $30.7 million and $32.7 million at June 30, 2018 and year-end 2017, respectively, which were performing but considered potential problem loans and are not included in the nonperforming loan totals in the table above. These loans, however, are considered in establishing an appropriate allowance for loan losses. Potential problem loans include a variety of borrowers and are secured primarily by various types of real estate including commercial, construction properties, and residential real estate developments. At June 30, 2018, the five largest potential problem credits were $7.6 million in the aggregate compared to $9.3 million at year-end 2017.

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

Other Real Estate

OREO includes real estate properties acquired by the Company through, or in lieu of, actual foreclosure. At June 30, 2018, OREO was $4.0 million, a decrease of $1.5 million, or 26.6%, compared to $5.5 million at year-end 2017. The decrease was primarily due to sales activity, driven by the sale of four real estate development properties that sold for $526 thousand with a related loss of $61 thousand. OREO has declined $48.5 million or 92.3% from its peak of $52.6 million, which occurred at year-end 2012. A summary of OREO activity for 2018 follows.

(In thousands)	Amount
Balance at December 31, 2017	$5,489
Transfers from loans and other increases	126
Proceeds from sales	(1,013)
Loss on sales, net	(76)
Write-downs	(495)
Balance at June 30, 2018	$4,031

Deposits

A summary of the Company’s deposits are as follows for the periods indicated:

	End of Period			Average
(In thousands)	June 30, 2018	December 31, 2017	Increase (Decrease)	Six Months June 30, 2018	Twelve Months December 31, 2017	Increase (Decrease)
Noninterest Bearing	$357,657	$361,855	$(4,198)	$353,670	$347,355	$6,315

Interest Bearing
Demand	366,847	379,027	(12,180)	379,245	356,023	23,222
Savings	411,096	416,163	(5,067)	422,202	418,507	3,695
Time	199,187	222,858	(23,671)	212,327	245,215	(32,888)
Total interest bearing	977,130	1,018,048	(40,918)	1,013,774	1,019,745	(5,971)

Total Deposits	$1,334,787	$1,379,903	$(45,116)	$1,367,444	$1,367,100	$344

The decline in total end of period deposits was driven by lower time deposits and interest bearing demand deposits. The decrease in time deposits is a result of the Company’s overall high liquidity position and a strategy to minimize overall funding costs, mainly by allowing higher-rate certificates of deposit to roll off or reprice at lower interest rates. Many of those balances have been moved into noninterest bearing demand or lower-rate interest bearing demand or savings accounts or withdrawn by customers seeking higher returns. The decline in interest bearing demand deposits was driven by fluctuations in public funds, which were down $24.0 million, or 14.7% compared to year-end. The Company has not sought out or accepted brokered deposits in the past nor does it have plans to do so in the future.

Borrowed Funds

Total borrowed funds were $70.4 million at June 30, 2018, down $807 thousand, or 1.1%, from year-end 2017. The decrease in borrowed funds was driven by securities sold under agreements to repurchase, which were $33.5 million at quarter-end, down $720 thousand, or 2.1%, from year-end. Securities sold under agreements to repurchase represent funds that have been swept out of the deposit accounts into repurchase agreements to facilitate the needs of certain qualifying customers, primarily commercial. Such transactions are accounted for as secured borrowings.

LIQUIDITY

The primary source of funds for the Parent Company is the receipt of dividends from its subsidiary bank, United Bank & Capital Trust Company (“United Bank” or the “Bank”), balances of cash and cash equivalents maintained, and borrowings from nonaffiliated sources. Primary uses of cash include the payment of dividends to its shareholders, paying interest on borrowings, and payments to fund general operating expenses.

Payments of dividends to the Parent Company by the Bank are subject to certain regulatory restrictions as set forth in national and state banking laws and regulations. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Capital ratios at the Bank exceed regulatory established “well-capitalized” status at June 30, 2018 under the prompt corrective action regulatory framework. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Parent Company had cash and cash equivalents of $63.9 million and $61.6 million at June 30, 2018 and year-end 2017, respectively. Significant cash receipts for 2018 include dividend payments from United Bank of $5 million. Significant cash payments include $1.9 million and $420 thousand for the payment of dividends on common stock and interest on subordinated notes payable, respectively.

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

As of June 30, 2018, the Company had $425 million of additional borrowing capacity under various FHLB, federal funds, and other borrowing agreements. However, there is no guarantee that these sources of funds will continue to be available to the Company, or that current borrowings can be refinanced upon maturity, although the Company is not aware of any events or uncertainties that are likely to cause a decrease in the Company’s liquidity from these sources. The Company’s borrowing capacity was $406 million at year-end 2017.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. The Company’s Asset and Liability Management Committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Liquid assets consist of cash and cash equivalents, available for sale debt securities, and equity investment securities. At June 30, 2018, consolidated liquid assets were $475 million, down $69.9 million, or 12.8%, compared to $545 million at year-end 2017. The Company’s liquidity position remains elevated mainly as a result of the Company’s overall net funding position. The overall funding position of the Company changes as loan demand, deposit levels, and other sources and uses of funds fluctuate.

Net cash provided by operating activities was $14.5 million and $13.4 million for the first six months of 2018 and 2017, respectively. This represents an increase of $1.1 million, or 8.3%. Net cash provided by investing activities was $6.0 million for the first six months of 2018 compared to a net use of cash of $1.5 million for the first six months of the prior year. The change was primarily driven by investment securities activity, partially offset by loan activity. The Company had net cash proceeds of $35.0 million related to investment securities for 2018, up $16.1 million compared with the year-ago period with most of the proceeds generally used to fund loan growth during the period. Net cash inflows represent proceeds from the sale, maturity, and call of investment securities in excess of purchases. For loans, the Company had cash outflows representing overall net principal advances of $28.4 million for 2018, up $11.3 million from a year earlier.

Net cash used in financing activities was $47.7 million and $27.4 million for the first six months of 2018 and 2017, respectively. This represents an increase of $20.3 million, or 74.3%, driven primarily by deposit activity. For 2018, cash outflows from deposits were $45.1 million, up $28.0 million compared to $17.1 million for the first six months of 2017. Short-term securities sold under agreements to repurchase declined $468 thousand during the first six months of 2018, down $3.1 million compared to a decrease of $3.5 million in the year-ago period. For 2018, the Company had net repayments of FHLB advances of $87 thousand compared to net repayments of $5.1 million in 2017.

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

CAPITAL RESOURCES

Shareholders’ equity was $198 million at June 30, 2018, an increase of $4.5 million, or 2.3%, compared to $193 million at year-end 2017. The increase in shareholders’ equity was driven by net income of $11.5 million, partially offset by higher accumulated other comprehensive loss of $5.3 million, and dividends declared on common stock of $1.9 million. The increase in accumulated other comprehensive loss is primarily due to a $5.2 million after-tax decline in the market value of the available for sale investment securities portfolio, which correlates with an overall increase in market interest rates during the quarter. As market interest rates rise, the value of fixed rate investments generally declines.

At June 30, 2018, the Company’s tangible common equity ratio was 12.13%, an increase of 58 basis points compared to 11.55% at year-end 2017. The tangible common equity ratio represents tangible common equity as a percentage of tangible assets, which excludes intangible assets.

In July 2013, U.S. banking regulators adopted final rules related to standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”). The rules were effective for the Company beginning on January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019. The rules include a new common equity Tier 1 capital ratio, an increase to the minimum Tier 1 capital ratio, an increase to risk-weightings of certain assets, implementation of a new capital conservation buffer in excess of the required minimum (which began being phased in during 2016), and changes to how regulatory capital is defined. At June 30, 2018, the Company and the Bank met the minimum capital ratios and a fully phased-in capital conservation buffer under the rules.

Consistent with the objective of operating a sound financial organization, the Company’s goal is to maintain capital ratios well above the regulatory minimum requirements. The capital ratios of the Company and its subsidiary bank are presented in the following table for the dates indicated.

	June 30, 2018				December 31, 2017
	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk -based Capital[1]	Tier 1 Leverage[2]	Common Equity Tier 1 Risk- based Capital[1]	Tier 1 Risk- based Capital[1]	Total Risk- based Capital[1]	Tier 1 Leverage[2]
Consolidated	17.13%	19.82%	20.65%	14.41%	16.56%	19.30%	20.12%	13.75%
United Bank	14.48	14.48	15.32	10.65	14.05	14.05	14.88	10.13

Regulatory minimum	4.50	6.00	8.00	4.00	4.50	6.00	8.00	4.00
Well-capitalized status	6.50	8.00	10.00	5.00	6.50	8.00	10.00	5.00

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

At June 30, 2018, the model indicated that if rates were to gradually increase by 150 basis points during the remainder of the calendar year, then net interest income and net income would increase 0.10% and 0.23%, respectively, for the year ending December 31, 2018 when compared to the forecasted results for the most likely rate environment. The model indicated that if rates were to gradually decrease by 150 basis points over the same period, then net interest income and net income would decrease 0.64% and 1.39%, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended June 30, 2018 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 10, 2018, an alleged class action complaint was filed by a purported stockholder of the Company in the Franklin Circuit Court of the Commonwealth of Kentucky captioned Parshall v. Farmers Capital Bank Corporation (Case No. 18-CI-00699) against the Company, United Bank, the individual members of the board of directors of the Company (“Defendant Directors”), WesBanco, and WesBanco Bank, Inc. (“WesBanco Bank”) (the “Complaint”). The Complaint related to the disclosures made by the Company and WesBanco with respect to the transactions contemplated by the Agreement and Plan of Merger, dated as of April 19, 2018, by and among the Company, WesBanco, United Bank, and WesBanco Bank (the “Merger Agreement”), providing for, among other things, the merger of the Company with and into WesBanco with WesBanco surviving (the “Proposed Merger”). Among other things, the Complaint alleges that the Definitive Proxy Statement filed by the Company with the Securities and Exchange Commission (“SEC”) on June 15, 2018 failed to disclose allegedly material information, including information relating to the Company’s financial projections and the valuation analyses performed by the Company’s financial advisor in connection with the Proposed Merger, and that the Defendant Directors breached various of their fiduciary duties to the Company’s shareholders and that the Company, United Bank, WesBanco, and WesBanco Bank aided and abetted those alleged breaches. The Complaint generally sought an injunction barring the defendants from consummating the Proposed Merger. Alternatively, the Complaint sought rescission of the Merger or rescissory damages. The Complaint also requests an accounting for all damages suffered as a result of the alleged claims asserted in the Complaint and an award of the costs incurred in prosecuting the case, including attorneys’ and experts’ fees and costs. WesBanco and the Company believe the allegations in the Complaint were without merit.

On July 18, 2018, in order to avoid the costs, disruption, and distraction of further litigation, in return for the plaintiff dismissing the Complaint with prejudice, the Company and WesBanco provided additional supplemental disclosures to the Proxy Statement/Prospectus related to the Proposed Merger, dated June 15, 2018. The Company, Wesbanco, and the other defendants deny all of the allegations made by the plaintiff in the Complaint and believe the disclosures in the Proxy Statement are adequate under the law. The plaintiff’s counsel reserves the right to seek attorneys’ fees and expenses. After discussion with legal counsel, management of the Company believes the potential amount of fees and expenses agreed upon, if any, will not have a material impact on the consolidated financial statements of the Company.

As of June 30, 2018, there were various other pending legal actions and proceedings against the Company arising from the normal course of business and in which claims for damages are asserted. It is the opinion of management, after discussion with legal counsel, that the disposition or ultimate resolution of such claims and legal actions will not have a material effect upon the consolidated financial statements of the Company.

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

The Company issued a total of 368 shares and 815 shares of common stock to its non-employee directors under this plan in the three and six months ended June 30, 2018, respectively, as compensation for director fees of $18 thousand and $36 thousand for those respective periods. The cash retained by the Company by issuing common stock in lieu of paying cash is used for general corporate purposes. There are no brokers involved in the issuance of stock to directors and no commissions or other broker fees are paid.

At various times, the Company’s Board of Directors has authorized the purchase of shares of the Company’s outstanding common stock. No stated expiration dates have been established under any of the previous authorizations. There were no shares of common stock repurchased by the Company during the quarter ended June 30, 2018. There are 84,971 shares that may still be purchased under the various authorizations, although no shares have been purchased since 2008.

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

Date:	August 6, 2018	/s/ Lloyd C. Hillard, Jr.
Lloyd C. Hillard, Jr.
President and CEO
(Principal Executive Officer)

Date:	August 6, 2018	/s/ Mark A. Hampton
Mark A. Hampton
Executive Vice President, CFO, and Secretary
(Principal Financial and Accounting Officer)